Form 10QSB
period 2004-09-30
Siam Imports, Inc.
filed 2004-12-21
CIK 1295923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                         FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ---- to -----

               Commission File Number 000-50834

                   SIAM IMPORTS, INC.
   --------------------------------------------------
  (Exact name of registrant as specified in its charter)

       Nevada                            73-1668122
--------------------------            -----------------
(State or other jurisdiction          (I.R.S. Employer
of incorporation or organization      Identification No.)


     Suite 1801- 1 Yonge Street
     Toronto, Ontario, Canada                 M5E 1W7
----------------------------------------      -------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:(416) 214-3492)

                               None
------------------------------------------------------------------
Former Name, Address and Fiscal Year, if Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At September 30, 2004, there were 1,800,000 shares of our common stock issued and outstanding.

                             PART 1

Item 1. Financial Statements
----------------------------

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments
(which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form-SB, which can be found on the SEC website (www.sec.gov) under SEC File Number 000-50834.


                         Siam Imports, Inc.
                 (A Development Stage Enterprise)
                         Balance Sheet
                          (Unaudited)

                                       September 30     December 31
                                           2004             2003
                                       ------------     -----------
A S S E T S
-----------
Current Assets
--------------
Cash                                     $24,490         $36,308
                                         -------         -------
  Total Current Assets                    24,490          36,308
                                         -------         -------
  Total Assets                           $24,490         $36,308
                                         =======         =======

L I A B I L I T I E S
---------------------
Current Liabilities
-------------------
Accounts Payable                               -               -
                                         -------         -------
  Total Current Liabilities                    -               -
                                         -------         -------
  Total Liabilities                            -               -

S T O C K H O L D E R S'   E Q U I T Y
--------------------------------------
Common Stock                               1,800           1,800
25,000,000 authorized shares,
par value $.001
1,800,000 shares issued and outstanding

Additional Paid-in-Capital                43,200          43,200
Accumulated Deficit during the
  Development Period                     (20,510)         (8,692)
                                        --------        --------
Total Stockholders' Equity                24,490          36,308
                                        --------        --------
Total Liabilities and
Stockholders' Equity                    $ 24,490         $36,308
                                        ========         =======

          See accompanying notes to Financial Statements.

                       Siam Imports, Inc.
                (A Development Stage Enterprise)
               Statement of Operations(Unaudited)


                                     For the nine months     From
                                     Ending September 30  Inception to
                                       2004       2003    Sept. 30, 2004
                                     -------------------  --------------
Revenues:
--------
Revenues                              $     -  $     -    $      -
                                      ----------------    --------
Total Revenues                              -        -           -

Expenses:
--------
Bank Charges                               72      129          226
Filing Fees                               225    1,080        1,305
Professional Fees                       3,764      500        4,764
Inventory Samples                           -        -        1,072
Office and Admin.                       1,106      500        2,972
Rent and Utilities                        753        -        1,080
Travel                                  1,479    2,900        4,379
Website                                 4,418      294        4,712
                                      ----------------     --------
 Total Expenses                        11,818    5,403       20,510
                                      ----------------     --------
 Net loss from
 Operations                           (11,818)  (5,403)     (20,510)

Provision for Income Taxes:
--------------------------
 Income Tax Benefit                         -        -             -
 Net Income (Loss)                   $(11,818) $(5,403)     (20,510)
                                      ================     ========
Basic and Diluted Loss
Per Common Share                     $  (0.01) $ (0.01)    $  (0.01)
                                     -----------------     --------
Weighted Average number
of Common Shares                    1,800,000 1,044,444   1,606,504
                                    ===================   =========

            See accompanying notes to Financial Statements

                       SIAM IMPORTS, INC.
                  (A Development Stage Company)
                Statement of Stockholders' Equity
                    As of September 30, 2004
                                                       Deficit
                                                     Accumulated
                                                     During the
                                  $0.001    Paid-In  Development Stockholders'
                         Shares   Par Value Capital    Stage       Equity
                         --------- -------- -------- ---------- ------------
Balance, May 27, 2003           - $      - $      -  $        - $         -

May 27, 2003 -

Stock Issued
for cash                1,000,000    1,000    4,000           -       5,000

September 23, 2003 -
Stock Issued for
Cash - 504 Offering       800,000      800   39,200           -      40,000


Net Income (Loss)               -        -        -      (8,692)     (8,692)
                         ---------------------------------------------------
Balance,
December 31, 2003       1,800,000 $  1,800  $43,200   $  (8,692)  $  36,308
                        ----------------------------------------------------
Net Income (Loss)               -        -        -     (11,818)    (11,818)
                        ====================================================
Balance,
September 30, 2004      1,800,000 $  1,800  $43,200   $  (20,510) $ (24,490)
                        ===================================================







        See accompanying notes to financial statements.


                       SIAM IMPORTS, INC.
                 (A Development Stage Company)
                    Statement of Cash Flows
                         (Unaudited)
                                                From Inception
                      --------------------      (May 27, 2003)
                      For the nine Months            to
                      Ended September 30       September 30, 2004
                       2004         2003       ------------------
                      --------------------
Cash Flows from
Operating Activities:
-------------------
Net Income (Loss)      $(11,818) $ (5,403)         $  (20,510)
Accounts Payable              -         -                   -
                       --------  --------          ----------
Net Cash Provided from
Operating Activities   $(11,818) $ (5,403)         $  (20,510)
                       --------  --------          ----------
Cash Flows from
Investing Activities:
---------------------
Other Assets                 -         -                   -
                       --------  --------          ----------
Net Cash Used in
Investing Activities         -         -                   -
                       --------  --------          ----------
Cash Flows from
Financing Activities:
--------------------
Common Stock                -     45,000              45,000
                       --------  --------          ----------
Net Cash Provided for
Financing Activities        -    $45,000            $ 45,000
                       --------  -------           ----------
Net Increase in Cash   (11,818)   39,597              24,490
                       --------  -------           ----------
Cash Balance,
Begin Period            36,308         -                   -
                       --------  -------           ----------
Cash Balance,
End Period            $ 24,490  $39,597             $ 24,490
                      ========  =======            ==========
Supplemental
Disclosures:
 Cash Paid for
 interest            $      -  $      -            $      -
 Cash Paid for
 income taxes        $      -  $      -            $      -

         See accompanying notes to financial statements

                        Siam Imports, Inc.
                  Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------
Organization
------------
Siam Imports, Inc. ("the Company") was incorporated under the laws of the State of Nevada on May 27, 2003 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 1,800,000 shares issued and outstanding as of September 30, 2004. The Company is in its development stage and has little or no operating revenues or expenses.

Financial Statement Presentation
--------------------------------
The consolidated unaudited interim financial statements of the Company as of September 30, 2004 and for the nine months ended September 30, 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and
Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2004, and the results of their operations for the three months ended September 30, 2004, the nine months ended September, 2004, and the period from inception (May 27, 2003) to September 30, 2004, and their cash flows for the nine months ended September 30, 2004, and the period from inception (May 27, 2003) to September 30, 2004.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and related notes included in the Company's Form 10-SB filed with the Securities and Exchange Commission.

Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Note 2  -  Common Stock
-----------------------
A total of 1,000,000 shares of stock were issued pursuant to a stock subscription agreement for $0.005 per share for a total of $5,000 to the original officers and directors.

In September 2003, a Rule 504 offering was completed whereby 800,000 sharesof common stock were issued at $.05 per share for a total of $40,000. The funds are to be used to purchase inventory, expenses and working capital.

Note 3  -  Related Parties
--------------------------
The organization has no significant related party transactions and/or relationships any individuals or entities.










ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION.

Results of Operations
---------------------
The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-SB, which can be found in its entirety on the SEC website at www.sec.gov, under our SEC File Number 000-50834 and should further be read in conjunction with the financial statements included in this report.

For the nine months ended September 30, 2004, we had no revenues. For the nine months ended September 30, 2004, we incurred net operating losses of $11,818, as compared to net operating losses of $5,403 for the nine months ended September 30, 2003. Most of our expenses comprised legal and professional fees incurred in connection with the preparation and filing of our initial public offering and registration documents.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $24,490 at September 30, 2004 and as of the date of the filing of this report, in addition to revenues we expect to generate from operations, to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans.

We did not raise any cash through financing activities during the nine months ended September 30, 2004, as compared to $45,000 during the nine months ended September 30, 2003.

Shareholder's equity as of September 30, 2004, was $24,490, as compared to $36,308 at September 30, 2003.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

During the next 12 months, we do not intend to spend any funds on research and development.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Plan of Operation
-----------------
We are a start-up, development stage company; have not yet generated any revenues; and have incurred net operating losses to date of $20,510.

In order to become fully operational and profitable, we will need to achieve each of the milestones outlined below:

December - January 2005 - Increase inventory - We will incur expenses to purchase our initial inventory. We currently have pending sales orders from customers for approximately $3,000 and have placed orders with several different vendors for approximately $5,000 in inventory. We expect to spend an additional $2,500 on initial inventory that will be ordered before year end. Once we have all of our initial inventory on hand, we intend to begin an aggressive marketing campaign to bring our business operations into full production. We plan to achieve this milestone and have enough inventory on hand to generate a larger sales capacity by January 31, 2005.

In addition, Dennis Eljarnson, our President, will complete a customs import/export educational course, at a cost $25, which has already been paid.

January - March 2005  - Implement direct sales campaign -
As soon an our initial inventory is available, we intend to aggressively implement a direct sales campaign by contacting small gift shops and retail stores in Ontario, Canada. We are currently gathering listings of potential contacts and are planning to begin this campaign sometime in early January 2005 . We don't expect to expend any significant costs on our direct sales campaign, as our officers and directors will be initially making the sales calls. We do intend to hire sales representatives; however, at this time, our officers and directors intend to do all marketing until such time as they become too busy with other tasks of the business such as order fulfillment, shipping and customer service. At such time, we intend to advertise and hire sales representatives on a commission only basis. We have not yet determined what any such commission basis may be, nor have we spoken to any potential sales representatives.

In addition, in February 2005, Nutjaree Saengjan, a Director, will travel to Thailand to establish shipping arrangements for products to Canada with our suppliers; meet with additional new suppliers; and seek new products for our product line. The estimated cost of the travel andexpenses to complete this milestone is $1,500.

January - December 2005 - Attend local trade/craft/home living shows. We plan to attend as many local trade, craft and home shows throughout the next year as funds will allow and plan to attend shows in other areas of Canada and the United States. Since the costs to attend local shows and obtain a trade booth to exhibit our products are generally low, we intend to obtain a listing of all shows for the upcoming year and will plan to attend as many as possible. We will not only sell our products at the shows, but will take orders for later delivery. We are currently scheduled to attend the Toronto Home Show, the cost of which is $2,000 to $4,500 for a booth, which we expect to recover from sales at the show. In addition, since attendance at this show is generally very high, we expect to reach a large audience of potential clients. In addition, we plan to attend the Bangkok International Gift & Housewares Fair in October 2005 to source new products, at a cost of $1500. The estimated cost to participate in each of the other shows throughout the year is approximately $3,000.

April - June 2005 -  Continue to improve our website content-
We intend to continue to build and host an online store at our website, www.siamimportsinc.com, where our products can be purchased by retailers and shipped. Our website is currently fully operational and we are currently taking orders. We currently do not have ample inventory ready to ship and fill orders, but are advising our customers we are in the start-up phases and their order will be shipped as soon as it is received from our suppliers.

June - September 2005 - Develop Catalogues - We are photographing items as they are received and organizing them for inclusion in both an online and paper copy catalogue of our offerings. We expect to have a limited edition of this catalog completed and ready for distribution at shows and in our marketing campaigns in July 2005. We estimate the catalogues will be updated on a semi-annual basis, as new inventory is ordered, received and photographed. When the catalog is finished and available for distribution, we also intend to purchase marketing lists from brokers and trade organizations to begin our national sales campaign. The costs to prepare and assemble the catalogue, both online and in paper copy, are projected to be minimal, as we are currently doing all of the work ourselves. We may decide to have the final catalogue printed; however, at this time, to keep costs to a minimum, we are planning to print and mail the catalogues ourselves to select retailers we have chosen during our current and initial marketing campaign. The projected cost to initially complete this milestone is $2,500, which includes the estimated printing expenses.

September - October 2005 - Launch Retail Consumer Division  -
We plan to expand our website to build and launch a new website geared directly to the general public. We plan to build an online store that can accept and ship orders directly to the retail consumer and currently plan to have it operational in time to meet next year's busy holiday season in October-December 2005. The estimated cost to accomplish this milestone is approximately $1,000, as we intend to perform most of the programming work ourselves.

October - December 2005 - Launch Public Advertising Campaign - We plan to expand our direct retail sales by hiring additional sales representatives on a commission only basis and by advertising our products in local newspapers and free handouts. The estimate costs to implement this milestone is $1,600, based on the current cost to advertise of approximately $400 per 10,000 pieces.

Critical Accounting Policies
----------------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim financial statements. Management believes the disclosures made are adequate to make the information not misleading and recommends that these unaudited interim financial statements be read in conjunction with the audited financial statements and notes included in our Form 10-SB as of December 31, 2003, which can be found on the SEC Website at www.sec.gov under SEC File Number 000-50834.

The financial statements and accompanying notes included herein were prepared in accordance with generally accepted accounting principles. Preparing financial statements requires our Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes, accounting for environmental matters, and foreign currency translation.

We have adopted Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which provides guidance on long-lived assets and certain intangibles which are reported at the lower of the carrying amount or their estimated recoverable amounts.

We also apply SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings.

We have also adopted SFAS No. 52, Foreign Currency Translation, which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in the consolidated statements of stockholders' equity and comprehensive income.

ITEM 3.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, Dennis Eldjarnson, our Chief Financial Officer and Principal Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rule
13a-14. Based upon the evaluation, Mr.Eldjarnson concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of this evaluation.

                  PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in our original Form 10-SB registration statement, filed on July 6, 2004, under SEC File Number 000-50834:

Exhibit No.           Description
----------            -----------
*  3(i)               Articles of Incorporation
*  3(ii)              Bylaws
  99.1                Sec. 302 Certification
  99.2		      Sec. 906 Certification

B) There were no reports on Form 8-K filed during the quarter.

                        SIGNATURES
                        ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                           SIAM IMPORTS, INC.,
                           a Nevada corporation (Registrant)

Dated: December 21, 2004   By:/s/ Dennis Eldjarnson, President,
                           CEO, Treasurer, CFO, Principal
                           Accounting Officer and Director

Dated: December 15, 2004   By:/s/ Deborah Eldjarnson, Secretary

Dated: December 15, 2004   By:/s/ Nutjaree Saengjan, Vice President