Form 10KSB
period 2004-12-31
Siam Imports, Inc.
filed 2005-03-23
CIK 1295923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-KSB
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2004

[ ]Transition report Pursuant to Section 13 or 15(d) of the Exchange Act

                  Commission File Number: 0-50834
                         SIAM IMPORTS INC.
    ----------------------------------------------------------
         (Name of Small Business Issuer In Its Charter)

        Nevada                               73-1668122
 -------------------------------         ------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization         Identification No.)

       Suite 1801- 1 Yonge Street
       Toronto, Ontario, Canada                M5E 1W7
---------------------------------------     -------------
(Address of principal executive offices)      (Zip Code)

                           (416) 214-3492
                 --------------------------------
                    (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  [X]      No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

We had no revenues for the fiscal year ended December 31, 2004. At December 31, 2004, 800,000 shares of our common stock were held by non-affiliates.
Our common stock is currently listed for quotation in the pink sheets under the symbol SIMP; however, no active trading market has yet commenced.
Issuer had a total of 1,800,000 shares of Common Stock issued and outstanding at December 31, 2004.

Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form 10-SB Registration Statement, filed under CIK No. 0001295923 on July 6,2004, on the SEC website at www.sec.gov.

Transitional Small Business Disclosure Format:  Yes     No X
                                1

                      Forward Looking Statements
                      --------------------------

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our Management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on Management's beliefs, as well as assumptions made by and information currently available to Management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from Management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as we may need for continued business operations.




                        Available Information
                        ---------------------

Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

                             PART I
                             ======
Item 1. Business
----------------
General
-------
We were incorporated in the State of Nevada on May 27, 2003. We are in the development stage and have commenced limited business operations, but have not yet generated any revenues or realized any income. We incurred net operating losses of $20,987 for the year ended December 31, 2004 and $29,679 for the period from inception to December 31, 2004.

We intend to import and distribute various Southeast Asian gifts, skin products, housewares, furniture and decorative items to the North American marketplace. It is our intent to begin marketing our products in the Canadian consumer market, with an initial focus on the Toronto region in Ontario, Canada. If we are successful, we would like to expand our marketing efforts into the United States. We intend to sell our products to retailers and retail specialty shops for resale to the public. Our marketing will be done through our online store at www.siamimportsinc.com., at trade shows, craft shows and at home living shows and via email marketing campaigns. As of the date of the filing of this annual report, we have approximately $3,000 in pending orders, which will be filled and paid for upon receipt of our initial inventory, which has been ordered from various suppliers in Thailand, but has not yet been received.

Principal Products
------------------
In July 2004, we traveled to Thailand to meet with some of our suppliers and we purchased a variety of sample goods/textiles for use in our initial marketing efforts. Following is a list of the initial products we purchased at a total cost of approximately $1,000 US:

-  5 Mango wood vases with elephant motifs carved on the sides
-120 Silk scarves
- 10 Thai silk wall hangings
-  5 Bronze decorative elephants
-  5 Assorted Thai decorative bronze items
-  5 Traditional Thai style marionette puppets
-  5 Traditional Thai wood carvings
-  3 Sets of bronze and stainless steel cutlery
- 20 Specialty bronze and stainless steel cutlery items, which include carving knife and fork sets, large salad fork and spoon sets, pie cutters and gravy ladles

Eventually, and depending on how our current product samplings are received by our potential customers, we would like to expand our product line to include stainless steel, heat-forged, handcrafted cutlery, Thai silk scarves and shawls, Thai silk wall hangings, Thai-style coffee and end tables made from teakwood, mango wood products and Thai skin care and beauty products; however, we do not currently have sufficient funds to purchase all of these items, nor the cash to retain a large inventory of these items.

Principal Suppliers
-------------------
Following is a list of our current suppliers; however, we are continuously looking for and adding new suppliers:

1. Patchara Marketing Co., Ltd. - $800 for stainless steel cutlery
2. Silkroad Design - $1,750 for Thai silk gift boxes with spa items inside
3. PL Bronze Co., Ltd. - $2,390 for stainless steel cutlery
4. N & D Cutler
5. Pillows, Bags and Wall Hangings
6. Jina J.S. International Co., Ltd.
7. Orientations - Thai silk scarves

Until we determine which products will be well received by our customers, we do not intend to enter into any contracts with any suppliers, but rather, will continue to purchase small samplings of products from each company to establish a product line.

Distribution Methods of Our Products
------------------------------------
We intend to wholesale our products to retail shops for resale to the public, through our website at www.siamimportsinc.com., at trade shows, craft shows, home living shows, via email marketing campaigns and by direct marketing to specialty retail and gift shops. We have not yet aggressively begun our marketing campaign, as we have not yet received all of the inventory we have ordered and are not yet able to fill the pending orders we have. We currently do not have enough cash on hand to carry a large inventory of products, but rather, we have established contact and spoken with several suppliers who will be able to fill orders for us, as and when they are received. We intend to list all of the products we will offer on our website and in the catalogue we intend to put together; however, in order to keep our start up costs and expenses to a minimum, we will only keep one or two samples of each product on hand for use in trade shows, photographs for the catalogue and promotional sales purposes and intend to order products from our list of suppliers as we receive orders from customers.

We have contacted several distributors in Ontario, Canada;
however, we have not yet entered into any written or verbal contracts with any potential distributor for the purchase of any of our products.

TRADE/CRAFT/HOME SHOWS: We plan to attend local trade/craft/ home living shows where we will attempt to sell our products to vendors for resale to the general public. We feel this method of marketing will keep our sales costs fairly low; however, as there are not that many such shows, the amount of sales from this method is not expected to be significant.

WEBSITE: We have established a website, www.siamimportinc.com, where potential retail distributors will be able to order our products and have them shipped. Our website is designed to provide our customers with a convenient shopping experience by providing an organized, logical and customer-friendly Internet site designed in an attractive manner to capture and maintain the interest of visitors. The web site includes photographs and descriptions of a sampling of our products and, as and when funds become available will be expanded to include a full color catalogue of all items we offer as they are added to our inventory or product line.

We have applied for Visa and Mastercard merchant processing and intend to allow payment through our website using credit cards; however, we have not yet received our online merchant acceptance authorization. We have implemented security measures, including but not limited to layering, locking and encryption, in order to secure, to the best of our ability, the commercial transactions conducted on our web site.

The website is currently fully functional and is only awaiting receipt of inventory for resale, which is currently on order. The site is hosted by Doteasy Technology Inc., an unrelated third party located in Burnaby, B.C., Canada, on a free server at no charge to us. We are responsible for making any changes to the website, as well as processing of all orders that come in from the website. No web functions are currently being contracted to any third parties at this time, other than the web hosting, which is free of charge.

As Internet usage continues to grow and online purchases become much more commonplace, we are hoping this will become an inexpensive and effective way for us to market and sell our products; however, at this time, we have received no online orders and are not yet able to gauge the effectiveness of our current website design.

We intend to use our website as not only an online store, but as a marketing tool as well. We have submitted our website to the major search engines (AOL, Yahoo, Google, Excite and MSN) in an effort to be listed using "search engine optimization" techniques. These techniques include developing proper title, header and meta tags within our website, using the right "keywords" to attract the right type of products using search engines, e.g., "Thai products", "silk scarves", "silverware " etc. We have not yet entered into any written agreements with any search engines, but have made application to do so. In addition, we may engage the services of an online marketing company that specializes in email marketing campaigns using opt-in email lists. These email lists are not spam, but rather, are lists of customers who have specifically requested information on various topics and/or products. There are many

Companies that perform this service and we are currently conducting research on them to determine their success ratings, price comparisons and timing to determine which may best suit our marketing targets. At this time, we have not yet chosen an online marketing firm, nor have we contacted or entered into any negotiations with any such firm.

SALES REPRESENTATIVES: We also intend to hire direct sales representatives on a commission only basis; however, we have not yet advertised for or interviewed any potential sales representatives. Our officers and directors intend to continue to do all initial marketing until funds are available to advertise and hire sales representatives to expand the marketing of our products to retailers and specialty shops outside of the Toronto area.

DIRECT MAIL CAMPAIGN: We have started to prepare a limited catalog of items readily available to us from our current list of suppliers to distribute to local retailers and specialty shops initially and then to other Canadian and American companies, as funds permit. We have engaged the services of Affirmative Insight, an unrelated third party who also assists us in the design of our website, to assist us in preparing and assembling the catalog. We have contacted the following companies and intend to purchase mailing lists from them when our catalog is ready for distribution:

-  The Postal Connection, Mississauga, Ontario, Canada
-  Mediamix Direct Mail Services, Mississauga, Ontario, Canada
-  Adworks Mailing Service, Mississauga, Ontario, Canada

Fulfillment and Distribution
----------------------------
We will fulfill all customer orders from our home office in Canada.
We will pack the items and then deliver them to UPS, the postal service or other shipping company for distribution to consumers in Canada and the United States. We are committed to shipping accurate orders, efficiently and in a timely manner. Delivery time is currently estimated to be within ten business days from the date of the receipt of the order. We will charge each customer in advance for the shipping costs associated with the order.

Customer Service
----------------
The typical shopping experience begins with the search for products that meet specific needs, including the ordering process and extends through product delivery and post-purchase support. We believe that the ability to accurately fulfill orders, ship products quickly to a customer's door and efficiently handle customer inquiries is as important to customer satisfaction as a superior product selection.

We believe that a high level of customer service and support is critical to retaining and expanding a reliable, repeat customer base and for establishing and maintaining a trusted brand name. Accordingly, while we currently do not have the financial resources, nor the need to employ any customer service personnel, we do intend to develop a stringent customer service policy. Currently, management will be available via e-mail, from 8:00 a.m. to 5:00 p.m., EST, Monday through Friday, or via voicemail. We will provide order and shipping confirmations (with tracking numbers) or notifications of out-of-stock items to customers via email. We are dedicated to providing superior customer satisfaction to secure repeat customers.

Advertising
-----------
We have not yet conducted any type of advertising; however, once funds are available, we intend to research the possibility of placing ads in trade magazines.

Competitive Business Conditions and the Issuer's Competitive
Position
------------------------------------------------------------
We expect to encounter significant competition in our attempts to distribute our products. Such competition may consist of vying for space on retail shelves, placement in catalogs and for attention on the Internet. We also believe that we compete with other importers for supplies of similar products or to obtain preferable pricing terms from suppliers.

We compete in an industry where many importers and distributors offer the same or similar items that we will offer; following are the companies we feel will be our top competitors:

- Lotus Flatware Company, Thornhill, Ontario, Canada - specialize in import and sale of unique flatware items

- Embros Importers of Quality Cookware and Cuttlery, Toronto, Ontario, Canada - specialize in import and sale of cutlery and cookware

- Thailand Collection, Whitby, Ontario, Canada - specialize in import and sale of a variety of gift and houseware items from Thailand

- Lukamar Import and Export, Sechelt, BC, Canada - specialize in import and sale of a variety of gift and houseware items from Thailand

We hope to compete directly with these companies by using aggressive marketing, as well as an expanded product line to give clients a better selection to choose from. We intend to import a high quality of products in effort to gain a competitive edge in customer satisfaction and return customers.

These competitors, as well as many others in the same type of business, have established, successful operating histories, longer client relationships and greater financial, management, sales and other resources than we do. To the extent we are unable to acquire suppliers or retail distribution relationships, our future operating performance could be materially and adversely affected.

The principal competitive factors in the home and giftware industry are price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. This industry is further characterized by rapid shifts in trends, consumer demand, and competitive pressures, resulting in both price and demand volatility. The demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions, such as consumer expenditures for non-durable goods. The industry is also subject to supply volatility, which occurs as competitors enter or leave the market.

We expect that our unique products will face considerable price pressure Our management believes the market for home and giftware items is price sensitive. We believe that consumers evaluate purchases for these types of products with price as a significant and determining factor. In such environment, we may be forced to lower our prices and resultantly experience lower profit margins, to encourage consumer purchases.

Most large competitors have long-term manufacturing, distribution and sales arrangements and may not be mobile enough to adjust to changing market conditions.

By aggressively focusing on several different sales channels and products, we feel that we will be able to build up our brand name, which will help us to effectively compete in a very competitive industry.

Government Approval of Principal Products or Services
-----------------------------------------------------
We have obtained our Nevada Business License and have filed our extra provincial registration papers so that we are properly registered to operate and conduct business in the Province of Ontario, Canada. We have also filed and received our Customs Business Number, which is required for importing products into Canada. We have applied for and received sales tax numbers for the collection and payment of both provincial and federal sales taxes in Canada.

Effect of Existing or Probable Government Regulations
-----------------------------------------------------
Import regulations - Our Management's research has determined that products imported from Thailand and most of Southeast Asia are covered under the MFN (Most-Favored-Nation) Tariff Treaty. As such, the import tariff rates on the products we import will range between 0-11%, depending on the item. In addition, all imported items will be subject to the Goods and Services Tax (GST), currently 7%, which will be passed on and recovered from the customer at the time of sale.

Customs Inspections and Controls - Our imported products will be subject to Canadian Customs inspections and controls. As such, all of our product shipments will be processed at the border point of receipt (e.g., highway, rail, airport, seaport or mail center) or through a customs broker. The delivery carrier will provide an appropriate sales receipt or invoice to the customs inspector that describes the goods and prices of each item in detail, along with a certificate of origin. Once the customs inspector is satisfied the shipment is valid and all products are verified against the packing slip or invoice, the shipment is released to us for pickup.

Because the principle sources of our products, namely housewares and gift items, will be from Southeast Asia, or more specifically, currently from Thailand, changes in policy and restrictions imposed by the Canadian government regarding imports from certain countries could, if implemented, negatively affect our business by:

- Limiting or completely restricting importation from these foreign countries of certain products;

- Driving up our cost of goods sold so that, in order to generate a profit, we are forced to increase our retail prices to levels that are unattractive or unreasonable;

- Driving up the cost of goods sold and potentially causing our costs of goods to exceed income;

- Increasing tariffs, importation costs and taxes so that it is no longer economically feasible to purchase and import such items; and

- Imposing cumbersome, lengthy or difficult to follow protocols upon importers, making it no longer feasible to import these products

We have discussed the various tariffs and laws associated with importing our intended products with a customs broker and have been advised that there are no prohibitive laws regarding any of our proposed products at this time.

Our management does not believe there are any other existing or probable government regulations could impact our business. However, we could be indirectly affected if our independent suppliers fail to operate in compliance with applicable laws and regulations. We do not control any potential vendors or their labor practices. The violation of labor or other laws by an independent supplier, or the divergence of such a supplier's labor practices from those generally accepted as ethical in the United States, could result in adverse publicity for us and could reduce sales of our products.

Employees
---------
We do not have any employees, other than our officers and directors. We believe that our operations are currently on a small scale that is manageable by these individuals.

Patents and Trademarks
--------------------------
We currently have no patents or trademarks, nor do we intend to file for any patent or trademark protection in the future.
Our business is based on the import and sale of other companies' products and, as such, no patent or trademark protection is required for the conduct of our business operations. Since we have no patent or trademark rights, unauthorized persons may attempt to copy aspects of our business, including our web site designs, product information and sales mechanics, or to obtain and use information that we regard as proprietary, such as the technology used to operate our web site and web content. Any encroachment upon our proprietary information, including the unauthorized use of our name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

Item 2. Properties
        ----------
We do not currently own any property. We currently rent shared office space from Telsec Business Centre, an unrelated third party. The office space consists of approximately 1,000 sq. ft. and includes answering services, fax services, reception area and shared office and boardroom meeting facilities. We pay approximately $65 per month and the office arrangement is based on a monthly basis. However, there is no written rental agreement at this time. There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use. We believe that this arrangement is suitable given the nature of our current operations, and also believe that we will not need to lease additional administrative offices for at least the next 12 months. We currently use the home of our President, Dennis Eldjarnson, at no cost to us, to store our inventory; however, at such time as our business expands and this space becomes insufficient, we will seek to lease larger warehouse space for inventory storage.

Item 3. Legal Proceedings
        -----------------
We currently have no pending or threatened legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
There were no matters submitted for a vote to the security holders during the three months ended December 31, 2004.


                             PART II
                             =======

Item 5. Market for Registrant's Common Stock and Related Stockholder
        Matters
        ------------------------------------------------------------
Our Common Stock, par value $.001, is listed for quotation in the pink sheets under the symbol SIMP; however, no active trading market in our securities has yet commenced.

As of December 31, 2004 there were approximately 34 holders of record of our Common Stock.

A total of 1,000,000 shares are held by our officers and directors, all of which are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the Securities and Exchange Commission, promulgated under the Act. Under Rule 144, such shares can only be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. A total of 800,000 of the issued and outstanding shares were sold in a public offering registered in the State of Nevada, pursuant to an exemption provided by Regulation D, Rule 504, and are unrestricted securities and may be publicly sold at any time, without restriction.

We have not paid any cash dividends since inception to the holders of our Common Stock. We currently intend to retain any earnings for internal cash flow use.

At December 31, 2004, there were no equity compensation plans approved or outstanding and no stock options granted or outstanding.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------
Results of Operations
---------------------
For the year ended December 31, 2004, we incurred a net operating loss of $20,987, as compared to a net loss of $8,692 for the year ended December 31, 2003. We have incurred total net operating losses of $29,679 from inception to December 31, 2004. These expenses consisted of $14,223 in general and administrative expense at December 31, 2004, compared to $8,692 in general and administrative expense at December 31, 2003. Professional fees at December 31, 2004 were $6,674.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $13,036 at December 31, 2004 and as of the date of the filing of this annual report, plus revenues we expect to derive from business operations to satisfy cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans. We currently project that we will have our initial inventory ready for sale so we can begin taking orders through our website and generating revenues during the second quarter of 2005. As of the date of this annual report, we have not yet generated any revenues.

Our continued operations are dependent upon our ability to generate revenues from operations and/or obtain further financing, if and when needed, through borrowing from banks or other lenders or equity funding. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if and when required, or on terms favorable to us. If we are unable to generate sufficient revenues and/or obtain financing if and when needed, our current business plans could fail.

We have purchased approximately $1,000 of sample products for test marketing and have generated approximately $3,000 in orders to date. We have ordered an initial inventory of approximately $5,000 from several suppliers and are awaiting receipt of those products to fill our pending orders.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

There was no cash provided by financing activities for the year ended December 31, 2004.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern; however, they also advised that the going concern opinion is expected to be alleviated once we have an established business, have accomplished predictable levels of expenditure and have attained the financing or income to support those expenditures for a period in excess of one year.

We anticipate no material commitments for capital expenditures in the near term. Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Item 7. Financial Statements.
        --------------------
Following are our audited financial statements for the year ended
December 31, 2004.











                     SIAM IMPORT INC.
              (A Development Stage Company)

                   FINANCIAL STATEMENTS







                December 31, 2004 and 2003

                          and

                 May 27, 2003 (Inception)
                        through
                   December 31, 2004

Members of:                    FRANKLIN          Contact Information:
American Institute of CPA's      GRIFFITH &       6330 McLeod Drive, Suite 7
Association of Certified           ASSOCIATES        Las Vegas, Nevada 89120
 Fraud Examiners                                       (702)736-1852 (voice)
Public Company Accounting                                (702) 736-1608 (fax)
 Accounting Oversight Board
-----------------------------------------------------------------------------
To the Board of Directors and Stockholders
Siam Imports, Inc.
(A Development Stage Company)
Toronto, Canada

                 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Siam Imports, Inc. (A DevelopmentStage Company) as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Siam Imports, Inc. (A Development Stage Company) as of December 31, 2003, were audited by other auditors whose report dated April 21, 2004, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Franklin Griffith & Associates
March 21, 2005
Las Vegas, Nevada

                          SIAM IMPORTS, INC.
                    (A Development Stage Company)
                            Balance Sheet
                       As of December 31, 2004

                                          Audited         Audited
                                           as of           as of
                                    December 31, 2004 December 31, 2003
                                    ----------------- -----------------
ASSETS
------
Current Assets
--------------
Cash                                    $    13,036      $   36,308
Deposits                                          -               -
                                        -----------      ----------
Total Current Assets                         13,036          36,308

Inventory                                     4,972               -
                                        -----------      ----------
Total Assets                            $    18,008      $   36,308
                                        ===========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
-------------------
Account payable                         $     2,987      $        -
                                        -----------      ----------
 Total Current Liabilities                    2,987               -
                                        -----------      ----------
 Total Liabilities                            2,987               -

Stockholders' Equity
--------------------
Common Stock; $.001 par value,
 25,000,000 authorized shares,
 par value $.001, 1,800,000 shares
 issued and outstanding                      1,800           1,800

Additional Paid-In-Capital                  43,200          43,200
Accumulated Deficit                        (29,979)         (8,692)
                                        ----------       ---------
 Total Stockholders' Equity                 15,021          36,308
                                        ----------       ---------
 Total Liabilities and
 Stockholders' Equity                   $   18,008       $  36,308
                                        ==========       =========

             See accompanying notes to financial statements.

                         SIAM IMPORTS, INC.
                    (A Development Stage Company)
                      Statement of Operations

                                            Audited             Audited
                           Audited         May 27, 2003      May 27, 2003
                       January 1, 2004     (Inception)        (Inception)
                           through          through             through
                      December 31, 2004  December 31, 2003  December 31, 2004
                      -----------------  -----------------  -----------------
Revenues
--------
Revenues               $         -         $        -         $       -

Operating expenses
------------------
General and
 administrative             14,223               8,692            22,915
Professional fees            6,764                   -             6,764
                       -----------         -----------        ----------
 Total Expenses             20,987               8,692            29,679
                       -----------         -----------        ----------
Loss from Operations       (20,987)             (8,692)          (29,679)
                       ===========        ============        ==========
Other income (expenses):
-----------------------
Other expense                (300)                   -             (300)
Interest expense                -                    -                -
                       ----------         ------------        ---------
Total other income
(expenses)                   (300)                   -             (300)
                       ----------         ------------        ---------
Loss before provision
for income taxes and
minority interest         (21,287)              (8,692)         (29,979)
Provision for income
taxes                           -                    -                -
                       ----------         ------------        ---------
Net Loss               $  (21,287)        $     (8,692)         (29,979)
                       ==========         ============        =========
Basic and diluted
loss per common share  $    (0.01)        $      (0.01)       $   (0.02)
                       ----------         ------------        ---------
Basic and diluted
weighted average
common shares
outstanding             1,800,000            1,363,303        1,667,123
                       ==========         ============        =========

               See accompanying notes to financial statements.

                             SIAM IMPORTS, INC.
                      (A Development Stage Company)
                         Statement of Cash Flows

                                           Audited             Audited
                           Audited         May 27, 2003      May 27, 2003
                       January 1, 2004     (Inception)        (Inception)
                           through          through             through
                      December 31, 2004  December 31, 2003  December 31, 2004
                      -----------------  -----------------  -----------------
Cash flow from
operating activities:
--------------------
Net loss                   $  (21,287)      $  (8,692)         $  (29,979)
Adjustments to reconcile
net loss to net cash
used by operating activities:
----------------------------
Changes in operating assets
and liabilities
 Increase(Decrease) in
  inventory                     (4,972)              -              (4,972)
 Increase(Decrease) in
  accounts payable               2,987              -                2,987
 Change in deposits                 -               -                   -
                          -----------       ---------          ----------
Net cash used by
operating activities       $ (23,272)      $  (8,692)          $  (31,964)

Cash Flows from
Investing Activities:
---------------------
Purchase of property and
equipment                          -                -                   -
                          -----------      ----------          ----------
Net cash used by
investing activities               -                -                   -

Cash flows from
financing activities:
--------------------
Proceeds from issuance
of common Stock                    -           45,000              45,000
                         -----------       ----------          ----------
Net cash provided by
financing activities     $         -       $   45,000          $   45,000
                         -----------       ----------          ----------
Net increase in cash         (23,272)          36,308              13,036
Cash, beginning of period     36,308                -                   -
                         -----------       ----------          ----------
Cash, end of period      $    13,036       $   36,308          $   13,036
                         ===========       ==========          ==========
Supplementary cash
flow information:
------------------
Cash payments for
income taxes             $        -        $       -           $        -
                         ===========       ==========          ==========
Cash payments for
interest                 $        -        $       -           $        -
                         ===========       ==========          ==========

               See accompanying notes to financial statements.

                             SIAM IMPORTS, INC.
                       (A Development Stage Company)
                     Statement of Stockholders' Equity



                           Common Stock                            Total
                         ------------------ Paid-In Accumulated Stockholders'
                         Shares    Amount   Capital   Deficit     Equity
                         --------- -------- -------- ---------- ------------
Balance at May 27,
2003 (Inception)                - $      - $      -  $        - $         -

Common Stock Issued
for cash -
May 27, 2003            1,000,000    1,000    4,000           -       5,000

Common Stock Issued
for cash -
September 23, 2003        800,000      800   39,200           -      40,000

Net loss                        -        -        -      (8,692)     (8,692)
                         --------- -------- --------  ---------- -----------
Balance,
December 31, 2003       1,800,000 $  1,800 $ 43,200   $  (8,692) $   36,308
                         --------- -------- --------  ---------- -----------
Net loss                        -        -        -     (21,287)    (21,287)
                         --------- -------- --------  ---------- -----------
Balance,
December 31, 2004       1,800,000 $  1,800 $ 43,200   $ (29,979) $   15,021
                        ========= ======== ========  ========== ============













                   See accompanying notes to financial statements.

                                Siam Imports, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history - Siam Imports, Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Siam Imports") was incorporated in the State of Nevada on May 27, 2003. The Company was formed to engage in the importation and distribution of SE Asian gifts and decorative items to the North American marketplace. The Company has sourced the following products in Thailand and has purchased samples in order to wholesale them to retail businesses starting around the Ontario region of Canada: hand made stainless steel cutlery, thai silk products, products made from mango wood, ornamental wall hangings and all natural skin care and beauty products. The Company operations have been limited to general administrative operations, purchasing a limited amount of sample inventory, establishing its online webs store and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7. The Company's website is www.siamimportsinc.com .

Management of Company - The company filed its articles of incorporation with the Nevada Secretary of State on May 27, 2003, indicating Sandra L. Miller on behalf of Resident Agents of Nevada , Inc. as the sole incorporator.

The company filed its annual list of officers and directors with the Nevada Secretary of State on June 2, 2004, indicating it's President and Treasurer is Dennis Eldjarnson and it's Secretary is Debbie Eldjarnson. No directors were indicated on this filing.

Going concern - The Company incurred accumulated net losses of approximately $29,979 from the period of May 27, 2003 (Date of Inception) through December 31, 2004 and has commenced limited operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end - The Company's year end is December 31.

Use of estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Property and equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 27 years. The amounts of depreciation provided are sufficient to charge the cost of the related assets to operations over their estimated useful lives. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable property, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability. As of December 31, 2004, the Company does not own any property or equipment.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has not established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from May 27, 2003 (Date of Inception) through December 31, 2004, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Revenue recognition - The Company has no revenues to date from its operations.

Legal Procedures - The Company is not aware of, nor is it involved in any pending legal proceedings.

Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the year ended December 31, 2004:

	                                               2004
                                                ----------------
Net loss, as reported                           $    (21,287)
Other comprehensive income	                         --
Add:  Stock-based employee compensation expense
      included in reported loss, net of related
      tax effects                                      --
Deduct: Total stock-based employee compensation
        expense determined under fair value based
        method for all awards, net of related tax
        effects	                                     --

Pro forma net loss                              $    (21,287)

Net loss per common share:
    Basic and fully diluted loss per share,
    as reported                                 $      (0.01)

    Basic and fully diluted loss per share,
    pro forma                                   $      (0.01)


There were no stock options granted for the period ended December 31, 2004. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact on adopting this new standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

2.	PROPERTY AND EQUIPMENT

As of December 31, 2004, the Company does not own any property and/or equipment.

3.	STOCKHOLDER'S EQUITY

The Company has 25,000,000 shares authorized and 1,800,000 issued and outstanding as of December 31, 2004. The issued and outstanding shares were issued as follows:

500,000 common shares were issued to Dennis Eldjarnson on May 27, 2003 for the sum of $2,500 in cash.

500,000 common shares were issued to Debbie Eldjarnson on May 27, 2003 for the sum of $2,500 in cash.

800,000 common shares were issued to 32 investors in the Company's Regulation D - Rule 504 offering for the sum of $40,000 in cash. The Regulation D - Rule 504 offering was declared effective by the State of Nevada on August 22, 2003, sold in September 2003 to foreign investors in Canada and a Form D was filed with the Securities and Exchange Commission.

4.	LOAN FROM STOCKHOLDER

	As of December 31, 2004, there are no loans to the Company from any stockholders.

5.    RELATED PARTY TRANSACTIONS

The Organization has no significant related party transactions and/or relationships with any individuals or entities.

6.	STOCK OPTIONS

As of December 31, 2004, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7.	LITIGATION

As of December 31, 2004, the Company is not aware of any current or pending litigation which may affect the Company's operations.

8.  SUBSEQUENT EVENTS

There have been no subsequent events after the close of the year, December 31, 2004, which are material to operations.


Item 8. Disagreements with Accountants on Accounting and
        Financial Disclosures
        ------------------------------------------------
There have been no disagreements with our accountants on accounting or other financial disclosures. Our former accountant, Clybe Bailey, PC, resigned in March 2005 for health and other reasons, at which time, we appointed Franklin Griffith & Associates, an independent certified public accounting firm located in Las Vegas, Nevada, as our principal accounting firm. Clyde Bailey's audit report on our financial statements for the year ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles.

The decision to change auditors was recommended to the stockholders and approved by the Board of Directors and by majority vote of the stockholders, based solely on the reason that Clyde Bailey, PC, resigned for health and other reasons. There have been no disagreements with Clyde Bailey PC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scopes or procedures.
                                  22

Item 8a. Accounting Controls and Procedures
         ----------------------------------
Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading. The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission. Within the 90 days prior to the date of this annual report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                              PART III
                              ========

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
         ----------------------------------------------------------
The following table sets forth the names, positions and ages of the executive officers and directors. Directors are elected at the annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Name                        Age     Position(s)
----                        ---     -----------
Dennis Eldjarnson(1)        55      President, Treasurer
                                    and Director

Deborah Eldjarnson(1)(2)    46      Secretary and
                                    Director

Nutjaree Saengjan(2)        31      Vice-President and
                                    Director

(1)  Dennis and Deborah Eldjarnson are husband and wife.
(2)  Nutjaree Saengjan is the sister-in-law of Deborah Eldjarnson

Each of the persons named above have held their offices/positions since inception and are expected to hold said offices/positions until the next annual meeting of stockholders.

Background of Officers and Directors
------------------------------------
Dennis Eldjarnson has been the President, CEO, Treasurer, CFO and a Director of Siam Imports since our inception. Mr. Eldjarnson is a Registered Relocation Specialist and has achieved membership in the "President's Gold Club" and the "100% Club." From March 2001 to present, Mr. Eldjarnson has been selling real estate as an independent contractor for Royal Lepage Real Estate, Ltd. and is a member of the Toronto Real Estate Board in Mississauga, Ontario. Since he is a self-employed, independent contractor, he is able to set his own hours of work, which
vary from 10-40 hours per week.   From May 1991 to March 2001, Mr.
Eldjarnson had been selling real estate as an independent contractor for Re/Max Realty Specialists Inc.; a member of the Toronto Real Estate Board in Mississauga, Ontario. Mr. Eldjarnson has previous experience working in the import/export business from 1968 to 1972 in Vancouver, BC, where he imported sculpted art work from the Far East and sold it to department store retailers and local art shops. Mr. Eldjarnson devotes approximately 15 hours per week to our business operations.

Deborah Eldjarnson has been our Secretary and a Director since our inception. From March 1995 to present, Mrs. Eldjarnson has been employed by the Peel District School Board in the city of Mississauga, Ontario as a teaching assistant. She is a full-time school teacher, who works approximately 35 hours per week; however, she does not work in the summers and intends to devote full time to our business during the summer hours. Mrs. Eldjarnson earned a Bachelor of Arts degree from The University of Toronto in 1978. Mrs. Eldjarnson devotes approximately 15 hours per week to our business operations.

Nutjaree Saengjan has been the Vice-President and a Director of Siam Imports since our inception. Since moving to Canada in May 2001, Ms. Saengjan has been a full time student, attending Pacific Language Institute in 2002; the Liason Culinary Arts School in the winter of 2003 and is currently attending the Chelsea School of Aesthetics.
From October 1994 to April 2001, she was employed by Lancome, a cosmetics company located in Bangkok, Thailand, in various capacities, including sales, purchasing and administrative positions. From July 1993 to October 1994, she was employed by Elizabeth Arden, a cosmetics company located in Bangkok, Thailand, in sales. From February 1992 to July 1993, she was employed by Thai Tanning and Leather, a leather manufacturing company in Bangkok, Thailand, as an executive assistant. From January 1990 to February 1992 she was employed by Revlon, a cosmetics company located in Bangkok, Thailand, in sales. Ms. Saengjan has attended various sales and marketing conferences and seminars in Phuket, Chiang Mai and Pattaya, Thailand. Ms. Saengjan devotes approximately 15 hours per week to our business operations. She is a full time student, however, her schedule is varied, which allows her additional hours to devote to our business, as and when she is needed.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics
--------------
At this time, we have not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer. We expect to adopt a formal Code of Ethics sometime during the current year. We have, however, followed an informal Code of Ethics requiring Board of Director approval of any material transaction involving our Chief Executive Officer and/or Chief Financial Officer. We believe this procedure reasonably deters material wrongdoing and promotes honest and ethical conduct from our executive officers.

Item 10.  Executive Compensation
          ----------------------
Our officers and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred on our behalf.

-----------------------------------------------------------------
                  SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------
                        Annual Compensation     Long-Term Comp.
                                       Other    Awards    Payouts
Name and                               Annual
Position(s)       Year  Salary  Bonus  Comp.
-----------------------------------------------------------------
Dennis Eldjarnson  2004     -      -      -         -           -
President          2003     -      -      -         -           -

Deborah Eldjarnson 2004     -      -      -         -           -
Secretary          2003     -      -      -         -           -

Nutjaree Saengjan  2004     -      -      -         -           -
Vice-President     2003     -      -      -         -           -
-----------------------------------------------------------------

Employment Agreements
---------------------
The officers and directors are not currently party to any employment agreements and we do not presently have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available to directors, officers or employees.

ITEM 11. Security Ownership of Certain Beneficial Owners and
         Management
         ---------------------------------------------------
The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. As of the date of the filing of this registration statement, there were 1,800,000 shares of our Common Stock issued and outstanding.

Name and Address         Amount and Nature of
 of Beneficial                Beneficial            Percent of
   Owner (1)                 Ownership (2)            Class
----------------        ---------------------       ----------
Dennis Eldjarnson (3)          500,000                27.78%
President, CEO, Treasurer,
CFO and Director

Deborah Eldjarnson(3)(4)       500,000                27.78%
Secretary and Director

Nutjaree Saengjan                    0                    0%
Director
------------------------------------------------------------------------
Officers and Directors
as a Group (3 persons)        1,000,000               55.56%


(1) The persons named above, who are the only officers, directors and principal shareholders, may be deemed to be parents and promoters, within the meaning of such terms under the Securities Act of 1933, by virtue of their direct securities holdings. The mailing address for all of our officer and directors is Suite 1801- 1 Yonge Street, Toronto, Ontario, Canada M5E 1W7, our office address.

(2) In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

(3) Dennis and Deborah Eldjarnson are husband and wife and as such, jointly own 1,000,000 shares or 55.56% of our issued and outstanding common stock.

(4)  Nutjaree Saengjan is the sister-in-law of Deborah Eldjarnson.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officers, directors or beneficial owners and no plans to issue any such rights in the future.

Changes in Control
------------------
There are no arrangements known to us, the operation of which may at a subsequent date result in a change of control of our company.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------
We are currently using the home of our President, Dennis Eldjarnson, at no cost to us, to store our inventory; however, at such time as our business expands and this space becomes insufficient, we will seek to lease larger warehouse space for inventory storage. There is no written lease agreement or other material terms or arrangements relating to our agreement with Mr. Eldjarnson to use his home. We do not have any other related transactions and have not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------
(a) 1 & 2. Financial Statements. See Item 7 in Part II; the financial statements required to be filed herein are contained in that section in their entirety.

(a) 3. The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under CIK Number 0001295923, on the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
 23             Consent of Accountants
 31             Sec. 302 Certification of CEO/CFO
 32             Sec. 906 Certification of CEO/CFO

(b) There were no reports on Form 8-K filed for the year ended December 31, 2004; however, subsequent to that period and prior to the filing of this annual report, a Form 8-K was filed to timely report our change of auditors. We hereby incorporate that Form 8-K herein by this reference, a copy of which can be found in its entirety on the SEC website at www.sec.gov, under our CIK Number 0001295923.

                              SIGNATURES
                              ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SIAM IMPORTS, INC. (Registrant)

/s/ Dennis Eldjarnson                Date: March 19, 2005
--------------------------------
By: Dennis Eldjarnson,
    President, Chief Executive
    Officer, Chief Financial
    Officer, Treasurer and
    Principal Accounting Officer

/s/ Deborah Eldjarnson               Date: March 19, 2005
---------------------------------
By: Deborah Eldjarnson, Secretary



/s/ Nutjaree Saengjan                Date: March 19, 2005
---------------------------------
By: Nutjaree Saengjan, Vice
    President