Form 10QSB
period 2005-03-31
Siam Imports, Inc.
filed 2005-05-16
CIK 1295923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                         FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2005.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ---- to -----

               Commission File Number 0-50834

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At March 31, 2005, there were 1,800,000 shares of our common stock issued and outstanding.

                      TABLE OF CONTENTS
                      -----------------

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements......................................... 2

Item 2.  Management's Discussion and Analysis or Plan of Operation ... 9

Item 3.  Controls and Procedures...................................... 12

                    PART II: OTHER INFORMATION

Item 6.  Exhibits..................................................... 12

Signatures............................................................ 13

                    PART 1. FINANCIAL INFORMATION
                    -----------------------------

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

                         SIAM IMPORTS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEET

                                  Unaudited         Audited
                                    As of            As of
                              March 31, 2005  December 31, 2004
                              --------------  -----------------
ASSETS
------
Current Assets
 Cash                              $   1,092       $   13,036
 Deposits                                  -                -
                                   --------------------------
   Total Current Assets                1,092           13,036

Inventory                              4,972            4,972
                                   --------------------------
Total Assets                       $   6,064       $   18,008
                                   ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
 Accounts Payable                  $       -       $    2,987
                                   --------------------------
  Total Current Liabilities                -            2,987
                                   --------------------------
  Total Liabilities                        -            2,987

Stockholders' Equity
Common stock;$.001 par value;
25,000,000 shares authorized,
1,800,000 shares issued
and outstanding                        1,800           1,800
Additional Paid-in-Capital            43,200          43,200
Accumulated Deficit                  (38,936)       (29,979)
                                  --------------------------
Total Stockholders' Equity            6,064           15,021
                                  --------------------------
Total liabilities and
stockholders' equity              $   6,064       $   18,008
                                  ==========================

          See accompanying notes to Financial Statements.

                       SIAM IMPORTS, INC.
                (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF OPERATIONS
                                                     Unaudited
                        Unaudited     Audited        May 27,2003
                    January 1,2005  January 1,2004  (Inception)
                          through        through       through
                    March 31,2005  December 31,2004 March 31,2005
                    ---------------------------------------------
Revenues                  $        -   $        -     $        -

Operating expenses
 General and administrative    1,601       14,223         24,516
 Professional fees             7,280        6,764         14,044
                            ------------------------------------

Total operating expenses       8,881       20,987         38,560
                            ------------------------------------
Loss from operations         (8,881)     (20,987)       (38,560)

Other income (expenses):
 Other expense                  (76)        (300)          (376)
 Interest expense                  -            -              -
                            ------------------------------------
Total other income (expenses)   (76)        (300)          (376)
                            ------------------------------------
Loss before provision for
income taxes and minority
interest                     (8,957)     (21,287)       (38,936)
Provision for income taxes         -            -              -
                            ------------------------------------
Net loss                    $(8,957)    $(21,287)      $(38,936)
                            ------------------------------------
Basic and Diluted Loss      $ (0.00)    $  (0.01)      $  (0.02)
Per Common Share            ====================================
Weighted Average number     1,800,000   1,800,000      1,685,714
of Common Shares            ====================================

            See accompanying notes to Financial Statements

                       SIAM IMPORTS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF CASH FLOWS

                                        Unaudited         Audited
                                      January 1, 2005   January 1, 2004
                                           through          through
                                       March 31, 2005  December 31, 2004
                                      ----------------------------------
Cash flows from operating activities:
 Net loss                                 $   (8,957)      $   (21,287)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities:
 (Increase)/Decrease in Inventory                   -           (4,972)
 Increase/(Decrease) in Accounts Payable       (2,987)           2,987
 Change in depostis                                 -                 -
                                           ----------------------------
Net cash used by operating activities         (11,944)         (23,272)
 Cash flows from investing activities:
 Purchase of property and equipment                 -                -
                                           ---------------------------
Net cash used by investing activities               -                -
 Cash flows from financing activities:
 Proceeds from issuance of common stock             -                -
                                           ---------------------------
Net cash provided by financing activities           -                -
                                           ---------------------------
Net increase in cash                          (11,944)         (23,272)
 Cash, beginning of period                     13,036           36,308
                                           ---------------------------
 Cash, end of period                        $   1,092       $   13,036
                                           ===========================
Supplemental cash flow information:
 Cash payments for income taxes             $       -       $        -
                                           ===========================
 Cash payments for interest                 $       -       $        -
                                           ===========================

         See accompanying notes to financial statements

                        SIAM IMPORTS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES
-----------------------------------------------------------------------
Description of business and history - Siam Imports, Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Siam Imports") was incorporated in the State of Nevada on May 27, 2003.
The Company was formed to engage in the importation and distribution of SE Asian gifts and decorative items to the North American marketplace. The Company has sourced the following products in Thailand and has purchased samples in order to wholesale them to retail businesses starting around the Ontario region of Canada:
hand made stainless steel cutlery, thai silk products, products made from mango wood, ornamental wall hangings and all natural skin care and beauty products. The Company operations have been limited to general administrative operations, purchasing a limited amount of sample inventory, establishing its online webs store and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

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

Going concern - The Company incurred net losses of approximately $38,936 from the period of May 27, 2003 (Date of Inception) through March 31, 2005 and has commenced limited operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from May 27, 2003 (Date of Inception) through March 31, 2005, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended March 31, 2005:

		                            2005
                                        -----------
Net loss, as reported                    $ (8,957)
Other comprehensive income                     --
Add:  Stock-based employee compensation
      expense included in reported loss,
      net of related tax effects               --
Deduct:  Total stock-based employee
      compensation expense determined
      under fair value based methods
      for all awards, net of related
      tax effects                              --
                                         --------
Pro forma net loss                       $ (8,957)
                                         ========
Net loss per common share:
    Basic and fully diluted loss
    per share, as reported               $  (0.00)
                                         ========
    Basic and fully diluted loss per
    share, pro forma                     $  (0.00)
                                         ========

There were no stock options granted for the period ended March 31, 2005. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

2. PROPERTY AND EQUIPMENT
-------------------------
As of March 31, 2005, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY
-----------------------
The Company has 25,000,000 shares authorized and 1,800,000 issued and outstanding as of March 31, 2005. The issued and outstanding shares were issued as follows:

500,000 common shares were issued to Dennis Eldjarnson on May 27, 2003 for the sum of $2,500 in cash.

500,000 common shares were issued to Debbie Eldjarnson on May 27, 2003 for the sum of $2,500 in cash.

800,000 common shares were issued to 32 investors in the Company's Regulation D - Rule 504 offering for the sum of $40,000 in cash. The Regulation D - Rule 504 offering was declared effective by the State of Nevada on August 22, 2003, sold in September 2003 and a Form D was filed with the Securities and Exchange Commission.

4. LOAN FROM STOCKHOLDER
------------------------
As of March 31, 2005, there are no loans to the Company from any stockholders.

5. RELATED PARTY TRANSACTIONS
-----------------------------
The Organization has no significant related party transactions and/or relationships with any individuals or entities.

6. STOCK OPTIONS
----------------
As of March 31, 2005, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. LITIGATION
-------------
As of March 31, 2005, the Company is not aware of any current or pending litigation which may affect the Company's operations.

8. SUBSEQUENT EVENTS
--------------------
There have been no subsequent events after the close of the year, March 31, 2005, which are material to operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------
The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2004, which can be found in its entirety on the SEC website at www.sec.gov.

Note Regarding Forward-Looking Statements
-----------------------------------------
The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and weassumes no obligation to update any such forward-looking statements.

Results of Operations
---------------------
Three Months Ended March 31, 2005 compared to Three Months Ended March
31, 2004
-----------------------------------------------------------------------
We are a development stage company and have not yet generated any revenues sinceinception.

Operating expenses were $8,881 for the three months ended March 31, 2005, consisting of $1,601 in general and administrative expenses and $7,280 in professional fees incurred in connection with the preparation and filing of ourForm 10-SB registration statement with the U.S. Securities and Exchange Commission.

Net loss was $8,957 or $NIL per share for the three months ended March 31, 2005 and $38,936 or $.02 per share for the period from inception on May 27, 2003 toMarch 31, 2004.

Liquidity and Capital Resources
-------------------------------
At March 31, 2005, we had $1,092 in cash in the bank.

Net cash used in operating activities for the three months ended March 31, 2005 was $8,881. Net cash used in operating activities in the three months ended March 31, 2005 was attributed to general and administrative expenses incurred in our day-to-day operations in the amount of $1,601 and professional fees in the amount of $8,881.

Our stockholders' equity was $6,064 at March 31, 2005.

There was no cash provided by financing or investing activities for the three months ended March 31, 2005.

While we believe our current capital will be sufficient to generate revenues to sustain operations for the next twelve months without having to raise additional capital or seek bank or other loans, there can be no guarantee that we will have sufficient capital or will be able to obtain sufficient capital to meet our operational obligations, as and when needed.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment.

We do not intend to hire any new employees during the ensuing year, unless our business operations expand sufficiently to warrant additional staff.

We do not anticipate any material commitments for capital expenditures in the near term. We are not aware of any trend in our industry or capital resources which may have a negative impact on our income or revenues.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements.

Plan of Operation
-----------------
We are a start-up, development stage company; have not yet generated any revenues; and have incurred net operating losses since inception of $38,936.

In order to become fully operational and profitable, we will need to achieve each of the milestones outlined below:

We have our initial inventory on order and as soon as it is fully available, we intend to aggressively implement a direct sales campaign by contacting small gift shops and retail stores in Ontario, Canada. We are currently gathering listings of potential contacts and are planning to begin this campaign. We don't expect to expend any significant costs on our direct sales campaign, as our officers and directors will be initially making the sales calls. We do intend to hire sales representatives in the future; however, at this time, our officers and directors intend to do all marketing until such time as they become too busy with other tasks of the business such as order fulfillment, shipping and customer service. At that time, we intend to advertise and hire sales representatives on a commission only basis. We have not yet determined what any such commission basis may be, nor have we spoken to any potential sales representatives.

We also plan to attend as many local trade, craft and home shows throughout the year as funds will allow and plan to attend shows in other areas of Canada and the United States. Since the costs to attend local shows and obtain a trade booth to exhibit our products are generally low, we intend to obtain a listing of all shows for the upcoming year and will plan to attend as many as possible. We will not only sell our products at the shows, but will take orders for later delivery.

We are continuing to build and host an online store at our website, www.siamimportsinc.com, where our products can be purchased by retailers and shipped. Our website is currently fully operational and we are taking orders. We currently do not have ample inventory ready to ship and fill orders, but are advising our customers we are in the start-up phases and their order will be shipped as soon as it is received from our suppliers.

We are also photographing items as they are received and organizing them for inclusion in both an online and paper copy catalogue of our offerings. We expect to have a limited edition of this catalog completed and ready for distribution at shows and in our marketing campaigns in July 2005. We estimate the catalogues will be updated on a semi-annual basis, as new inventory is ordered, received and photographed.When the catalog is finished and available for distribution, we also intend to purchase marketing lists from brokers and trade organizations to begin our national sales campaign. The costs to prepare and assemble the catalogue, both online and in paper copy, are projected to be minimal, as we are currently doing all of the work ourselves. We may decide to have the final catalogue printed; however, at this time, to keep costs to a minimum, we are planning to print and mail the catalogues ourselves to select retailers we have chosen during our current and initial marketing campaign.

Critical Accounting Policies
----------------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim financial statements. Management believes the disclosures made are adequate to make the information not misleading and recommends that these unaudited interim financial statements be read in conjunction with the audited financial statements and notes included in our Form 10-SB as of December 31, 2004, which can be found on the SEC Website at www.sec.gov under SEC File Number 000-50834.

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

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------
Within the 90 days prior to the date of this report, Dennis Eldjarnson, our Chief Financial Officer and Principal Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rule
13a-14. Based upon the evaluation, Mr.Eldjarnson concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of this evaluation.


                  PART II - OTHER INFORMATION
                  ---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in our original Form 10-SB registration statement, filed on July 6, 2004, under SEC File Number 000-50834:

Exhibit No.           Description
----------            -----------
*  3(i)               Articles of Incorporation
*  3(ii)              Bylaws
  31                  Sec. 302 Certification
  32		      Sec. 906 Certification

B) One report on Form 8-K was filed during the quarter to reflect our change in auditors; the report can be found in its entirety on the SEC website at www.sec.gov under our SEC File Number 0-50834.

                           SIGNATURES
                           ----------

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SIAM IMPORTS, INC.,
                           a Nevada corporation (Registrant)

Dated: May 15, 2005        By: /s/ Dennis Eldjarnson, President,
                           CEO, Treasurer, CFO, Principal
                           Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                           SIAM IMPORTS, INC.,
                           a Nevada corporation (Registrant)

Dated: May 15, 2005        By: /s/ Dennis Eldjarnson, President,
                           CEO, Treasurer, CFO, Principal
                           Accounting Officer and Director

Dated: May 15, 2005        By:/s/ Deborah Eldjarnson, Secretary

Dated: May 15, 2005        By:/s/ Nutjaree Saengjan, Vice President