Form 10QSB
period 2005-06-30
Siam Imports, Inc.
filed 2005-08-15
CIK 1295923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                         FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2005.

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At June 30, 2005, there were 1,800,000 shares of our common stock issued and outstanding.

                      TABLE OF CONTENTS
                      -----------------

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements......................................... 2

Item 2.  Management's Discussion and Analysis or Plan of Operation ... 9

Item 3.  Controls and Procedures...................................... 11

                    PART II: OTHER INFORMATION

Item 6.  Exhibits..................................................... 11

Signatures............................................................ 11

                    PART 1. FINANCIAL INFORMATION
                    -----------------------------

Item 1. Financial Statements
----------------------------
The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments
(which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-SB, which can be found on the SEC website (www.sec.gov) under SEC File Number 000-50834.

                         SIAM IMPORTS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEET

                                  Unaudited         Audited
                                    As of            As of
                              June 30, 2005  December 31, 2004
                              --------------  -----------------
ASSETS
------
Current Assets
 Cash                              $   1,252       $   13,036
 Deposits                                  -                -
                                   --------------------------
   Total Current Assets                1,252           13,036

Inventory                              4,972            4,972
                                   --------------------------
Total Assets                       $   6,224       $   18,008
                                   ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
 Accounts Payable                  $   2,359       $    2,987
                                   --------------------------
  Total Current Liabilities            2,359            2,987
                                   --------------------------
  Total Liabilities                    2,359            2,987

Stockholders' Equity
Common stock;$.001 par value;
25,000,000 shares authorized,
1,800,000 shares issued
and outstanding                        1,800           1,800
Additional Paid-in-Capital            43,200          43,200
Accumulated Deficit                  (41,135)       (29,979)
                                  --------------------------
Total Stockholders' Equity            3,865           15,021
                                  --------------------------
Total liabilities and
stockholders' equity              $   6,224       $   18,008
                                  ==========================



          See accompanying notes to Financial Statements.

                      SIAM IMPORTS, INC.
                (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF OPERATIONS

                                                                           Unaudited
                                                                         May 27, 2003
                             6 months ended         3 months ended        (Inception)
                           June 30,   June 30,    June 30,    June 30,   through June 30,
                             2005       2004       2005        2004          2005
                         ----------------------------------------------------------------
Revenue                   $       -  $      -    $      -   $       -       $        -

Operating expenses

  General and
  administrative              3,800     6,287       2,199       1,264           26,715

  Professional fees           7,280     3,264           -       2,535           14,044
                         ----------------------------------------------------------------

Total operating expenses     11,080     9,551       2,199       3,799           40,759
                         ----------------------------------------------------------------

Loss from operations        (11,080)   (9,551)     (2,199)     (3,799)         (40,759)


Other income (expenses):

  Other expense                 (76)        -           -           -             (376)
                         ----------------------------------------------------------------

Total other income(expenses)    (76)        -           -           -             (376)
                         ----------------------------------------------------------------

Loss before provision
for income taxes            (11,156)   (9,551)     (2,199)     (3,799)         (41,135)

Provision for income taxes        -         -          -            -                -
                         ----------------------------------------------------------------

Net loss                  $  (11,156)   (9,551)     (2,199)     (3,799)         (41,135)
                         ----------------------------------------------------------------

Basic and diluted loss
per common share          $   (0.01) $  (0.01)   $  (0.00)  $   (0.00)      $    (0.03)
                         ================================================================

Basic and diluted weighted
average common shares
outstanding               1,800,000  1,800,000   1,800,000   1,800,000        1,638,039
                         ===============================================================

               See Accompanying Notes to Financial Statements

                       SIAM IMPORTS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF CASH FLOWS
                                                                              Unaudited
                                           Unaudited        Unaudited       May 27, 2003
                                        January 1, 2005   January 1, 2004    (Inception)
                                             through          through         through
                                         June 30, 2005  December 31, 2004   June 30, 2005
                                        ----------------------------------  -------------
Cash flows from operating activities:
 Net loss                                 $  (11,156)      $    (9,551)      $  41,135

Adjustments to reconcile net loss to
net cash used by operating activities:

Changes in operating assets and liabilities:
 (Increase)/Decrease in Inventory                  -                 -          (4,972)
 Increase/(Decrease) in Accounts Payable        (628)                -           2,359
 Change in depostis                                -                 -               -
                                           ----------------------------------------------
Net cash used by operating activities         (11,784)          (9,551)        (43,748)

Cash flows from investing activities:

 Purchase of property and equipment                -                 -               -
                                           ----------------------------------------------
Net cash used by investing activities              -                 -               -

Cash flows from financing activities:

 Proceeds from issuance of common stock            -                 -               -
                                           ----------------------------------------------
Net cash provided by financing activities          -                 -               -
                                           ----------------------------------------------

Net increase in cash                          (11,784)          (9,551)          1,252

 Cash, beginning of period                     13,036           36,308               -
                                           ----------------------------------------------
 Cash, end of period                        $   1,252       $   26,757       $   1,252
                                           ==============================================

Supplemental cash flow information:

 Cash payments for income taxes             $       -       $        -       $       -
                                           ==============================================
 Cash payments for interest                 $       -       $        -       $       -
                                           ==============================================



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

The company filed its annual list of officers and directors with the Nevada Secretary of State on May 31, 2005, indicating it's President and Treasurer is Dennis Eldjarnson, it's Secretary is Debbie
Eldjarnson and Nutjaree Saengjan as a director.

Going concern - The Company incurred net losses of approximately $41,135 from the period of May 27, 2003 (Date of Inception) through June 30, 2005 and has commenced limited operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

                          SIAM IMPORTS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT
POLICIES, Continued
--------------------------------------------------------------
Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has not established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from May 27, 2003 (Date of Inception) through June 30, 2005, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended June 30, 2005:

		                            2005
                                        -----------
Net loss, as reported                    $ (2,199)
Other comprehensive income                     --
Add:  Stock-based employee compensation
      expense included in reported loss,
      net of related tax effects               --
Deduct:  Total stock-based employee
      compensation expense determined
      under fair value based methods
      for all awards, net of related
      tax effects                              --
                                         --------
Pro forma net loss                       $ (2,199)
                                         ========
Net loss per common share:
    Basic and fully diluted loss
    per share, as reported               $  (0.00)
                                         ========
    Basic and fully diluted loss per
    share, pro forma                     $  (0.00)
                                         ========

                          SIAM IMPORTS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT
POLICIES, Continued
--------------------------------------------------------------
There were no stock options granted for the period ended June 30, 2005. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

Recent Accounting Pronouncements - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 "effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the company's Consolidated Financial Statements.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant impact on the financial statements.

                          SIAM IMPORTS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS

2. PROPERTY AND EQUIPMENT
-------------------------
As of June 30, 2005, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY
-----------------------
The Company has 25,000,000 shares authorized and 1,800,000 issued and outstanding as of June 30, 2005. The issued and outstanding shares were issued as follows:

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

4. LOAN FROM STOCKHOLDER
------------------------
As of June 30, 2005, there is a total of $2,359 that has been forwarded by Dennis Eldjarnson to the Company with no specific repayment terms.

5. RELATED PARTY TRANSACTIONS
-----------------------------
The Company has no significant related party transactions and/or relationships with any individuals or entities.

6. STOCK OPTIONS
----------------
As of June 30, 2005, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. LITIGATION
-------------
As of June 30, 2005, the Company is not aware of any current or pending litigation which may affect the Company's operations.

8. SUBSEQUENT EVENTS
--------------------
There have been no subsequent events after the period on June 30, 2005, which are material to operations.

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

Overview
--------
We are a development stage company and have not yet generated any revenues. Since our cash reserves have been depleted and we are basically relying on contributions from our officers and directors for operating expenses, we may be forced to seek other sources of capital to continue operations.

We may need to raise additional capital in the future through equity or debt financings or capitalize on other business opportunities in order to continue operations. There can be no assurance that we will be able to raise additional financing on favorable terms or that we will generate any interest in our proposed operations sufficient to provide the funds we require to continue with our current business plans.

Results of Operations
---------------------

Three Months Ended June 30, 2005 compared to Three Months Ended June
30, 2004
---------------------------------------------------------------------
We are a development stage company and have not yet generated any revenues since inception.

Operating expenses were $2,199 for the three months ended June 30, 2005, all consisting of general and administrative expenses, as compared to $3,799 for the three months ended June 30, 2004. The decrease in expenses from June 30, 2004 was attributed to no professional fees incurred during the three months ended June 30, 2005.

Net loss was $2,199 or $0.00 per share for the three months ended June 30, 2005, as compared to $3,799 or $0.01 per share for the three months ended June 30, 2004.

Liquidity and Capital Resources
-------------------------------

Three Months Ended June 30, 2005 compared to Three Months Ended June 30,
2004
------------------------------------------------------------------------
At June 30, 2005, our only source of liquidity consisted of $1,252 in cash in the bank and $4,972 in unsold inventory.

Net cash used in operating activities for the six months ended June 30, 2005 was $11,784.

There was no cash provided by financing or investing activities for the three or six months ended June 30, 2005.

Our stockholders' equity was $3,865 at June 30, 2005.

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

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements or contractual or commercial commitments..

Critical Accounting Policies
----------------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim financial statements. Management believes the disclosures made are adequate to make the information not misleading and recommends that these unaudited interim financial statements be read in conjunction with the audited financial statements and notes included in our Form 10K-SB as of December 31, 2004, which can be found on the SEC Website at www.sec.gov under SEC File Number 000-50834.

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

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------
Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                  PART II - OTHER INFORMATION
                  ---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in our original Form 10-SB registration statement, filed on July 6, 2004, under SEC File Number 000-50834:

Exhibit No.           Description
----------            -----------
*  3(a)               Articles of Incorporation
*  3(b)              Bylaws
  31                  Sec. 302 Certification
  32		      Sec. 906 Certification

B) There were no reports on Form 8-K filed during the three months ended June 30, 2005.

                           SIGNATURES
                           ----------

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SIAM IMPORTS, INC.,
                           a Nevada corporation (Registrant)

Dated: August 13, 2005     By: /s/ Dennis Eldjarnson, President,
                           CEO, Treasurer, CFO, Principal
                           Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                           SIAM IMPORTS, INC.,
                           a Nevada corporation (Registrant)

Dated: August 13, 2005     By: /s/ Dennis Eldjarnson, President,
                           CEO, Treasurer, CFO, Principal
                           Accounting Officer and Director

Dated: August 13, 2005     By:/s/ Deborah Eldjarnson, Secretary

Dated: August 13, 2005     By:/s/ Nutjaree Saengjan, Vice President