Form 10QSB
period 2005-09-30
Siam Imports, Inc.
filed 2005-11-23
CIK 1295923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

       [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30,
                                     2005.

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

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At September 30, 2005, there were 1,800,000 shares of our common stock issued and outstanding.

                           TABLE OF CONTENTS
                           -----------------

     PART I: FINANCIAL INFORMATION

     Item 1.  Financial Statements...................................... 2

     Item 2.  Management's Discussion and Analysis or Plan of Operation. 9

     Item 3.  Controls and Procedures.................................. 11

                         PART II: OTHER INFORMATION

     Item 6.  Exhibits................................................. 11


     Signatures.........................................................11

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

                              		SIAM IMPORTS, INC.
                      		 (A DEVELOPMENT STAGE COMPANY)
                              		  BALANCE SHEET


				 			  Unaudited 	      Audited
				 			    As of	       As of
						    September 30, 2005	 December 31, 2004
						    ------------------	 -----------------

 ASSETS

Current assets
  Cash	 						$	    80 	      $     13,036
  Deposits			                                     - 	                 -
							--------------	      ------------
	Total current assets		                            80 	            13,036

Inventory	                           			 4,972 	             4,972
							--------------	      ------------
Total assets	 					$	 5,052	      $     18,008
							==============	      ============
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable					$        2,359	      $      2,987
							--------------	      ------------
	Total current liabilities	                         2,359 	             2,987
							--------------	      ------------
	Total liabilities	                           	 2,359 	             2,987

Stockholders' equity
  Common stock; $.001 par value;
    25,000,000 shares authorized,
    1,800,000 shares issued and outstanding	                 1,800 	             1,800
  Additional paid-in capital	                         	43,200 	            43,200
  Accumulated deficit			                       (42,307)	           (29,979)
							--------------	      ------------
	Total stockholders' equity	                         2,693 	            15,021
							--------------	      ------------
	Total liabilities and stockholders' equity	$        5,052	      $     18,008
							==============	      ============



               See accompanying notes to Financial Statements.

                           					SIAM IMPORTS, INC.
                     					 (A DEVELOPMENT STAGE COMPANY)
                       					    STATEMENT OF OPERATIONS

																	   May 27, 2003
																	    (Inception)
							9 months ended					3 months ended			      through
					September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
					------------------	------------------	------------------	------------------	------------------

Revenue			 		$		-- 	$		-- 	$		-- 	$		-- 	$		--

Operating expenses
  General and administrative			     4,972		     8,054 	 	     1,172 	 	     1,767 	            27,887
  Professional fees 		 		     7,280	 	     3,764		 	 -		       500	   	    14,044
					------------------	------------------	------------------	------------------	------------------
	Total operating expenses	 	    12,252	 	    11,818	 	     1,172	 	     2,267 		    41,931
					------------------	------------------	------------------	------------------	------------------
  Loss from operations	 			   (12,252)		   (11,818)		    (1,172)		    (2,267)		   (41,931)

Other income (expenses):
  Other expense		 			       (76)		 	 -		 	 -		 	 - 		      (376)
  Interest expense		 			 -		 	 -		 	 -		 	 -		 	 -
					------------------	------------------	------------------	------------------	------------------
	Total other income (expenses)	 	       (76)			--		 	--			--	  	      (376)
					------------------	------------------	------------------	------------------	------------------
  Loss before provision for income taxes
   and minority interest	 		   (12,328)		   (11,818)		    (1,172)		    (2,267)		   (42,307)
Provision for income taxes			 	-- 	 		-- 			-- 			-- 			--
					------------------	------------------	------------------	------------------	------------------
Net loss			 	$	   (12,328)	$	   (11,818)	$	    (1,172)	$	    (2,267)	$	   (42,307)
					------------------	------------------	------------------	------------------	------------------


Basic and diluted loss per common share	$	     (0.01)	$	     (0.01)	$	     (0.00)	$	     (0.00)	$	     (0.02)
					==================	==================	==================	==================	==================
Basic and diluted weighted average
	common shares outstanding		 1,800,000	 	 1,800,000	 	 1,800,000 		 1,800,000 		 1,800,000
					==================	==================	==================	==================	==================


                    See Accompanying Notes to Financial Statements

                            		       SIAM IMPORTS, INC.
                      			(A DEVELOPMENT STAGE COMPANY)
                         		    STATEMENT OF CASH FLOWS

													     Unaudited
							     Unaudited		     Unaudited		   May 27, 2003
							  January 1, 2005	  January 1, 2004	    (Inception)
							      through		      through		      through
							September 30, 2005	September 30, 2004	September 30, 2005
							------------------	------------------	------------------

Cash flows from operating activities:
  Net loss	 					$          (12,328)	$          (11,818)	$          (42,307)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes in operating assets and liabilities:
     (Increase) / Decrease in Inventory	                                 - 	                 - 	            (4,972)
     Increase / (Decrease) in Accounts Payable	                      (628)	                 - 	             2,359
     Change in deposits	                                   		 - 	                 - 	                 -
							------------------	------------------	------------------
	Net cash used by operating activities	                   (12,956)	           (11,818)	           (44,920)

Cash flows from investing activities:
  Purchase of property and equipment	                                 - 	 	         			 -
							------------------	------------------	------------------
	Net cash used by investing activities	                         - 	                 - 	                 -

Cash flows from financing activities:
  Proceeds from issuance of common stock	                         - 	 	    45,000
							------------------	------------------	------------------
	Net cash provided by financing activities 	                 - 	                 - 	            45,000
							------------------	------------------	------------------

Net increase in cash	                        		   (12,956)	           (11,818)	                80

Cash, beginning of period	                         	    13,036 	            36,308 	                --
							------------------	------------------	------------------
Cash, end of period					$               80 	$           24,490 	$               80
							==================	==================	==================

Supplementary cash flow information:
  Cash payments for income taxes	 		$               -- 	$               -- 	$               --
							==================	==================	==================
  Cash payments for interest	 			$               -- 	$               -- 	$               --
							==================	==================	==================


              See accompanying notes to financial statements

                             SIAM IMPORTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

     1.  DESCRIPTION  OF  BUSINESS,  HISTORY  AND SUMMARY  OF  SIGNIFICANT
     POLICIES
     ---------------------------------------------------------------------

     Description of business and history - Siam Imports, Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Siam Imports") was incorporated in the State of Nevada on May 27, 2003. The Company was formed to engage in the importation and distribution of SE Asian gifts and decorative items to the North American marketplace. The Company has sourced the following products in
     Thailand and has purchased samples in order to wholesale them to retail businesses starting around the Ontario region of Canada: hand made stainless steel cutlery, thai silk products, products made from mango wood, ornamental wall hangings and all natural skin care and beauty products. The Company operations have been limited to general administrative operations, purchasing a limited amount of sample inventory, establishing its online webs store. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

     Management of Company - The Company filed its articles of incorporation with the Nevada Secretary of State on May 27, 2003, indicating Sandra L. Miller on behalf of Resident Agents of Nevada, Inc. as the sole incorporator.

     The company filed its annual list of officers and directors with the Nevada Secretary of State on May 31, 2005, indicating its President and Treasurer is Dennis Eldjarnson, its Secretary is Debbie Eldjarnson and Nutjaree Saengjan as a director.

     Going concern - The Company incurred net losses of approximately $42,307 from the period of May 27, 2003 (Date of Inception) through September 30, 2005 and has commenced limited operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

     Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from May 27, 2003 (Date of Inception) through September 30, 2005, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

     The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards
     (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended September 30, 2005:

                                        	2005
                                             -----------

     Net loss, as reported                   $    (1,172)
     Other comprehensive income                       --
     Add:  Stock-based employee compensation
           expense included in reported loss,
           net of related tax effects                 --
     Deduct:  Total stock-based employee
           compensation expense determined
           under fair value based methods
           for all awards, net of related
           tax effects                                --
                                             -----------
     Pro forma net loss                      $    (1,172)
                                             ===========
     Net loss per common share:
         Basic and fully diluted loss
         per share, as reported              $     (0.00)
                                             ===========
         Basic and fully diluted loss per
         share, pro forma                    $     (0.00)
                                             ===========

                               SIAM IMPORTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

     1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES, Continued
     --------------------------------------------------------------
     There were no stock options granted for the period ended September 30, 2005. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

     Recent Accounting Pronouncements - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

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

                               SIAM IMPORTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

     2. PROPERTY AND EQUIPMENT
     -------------------------
     As of September 30, 2005, the Company does not own any property and/or equipment.

     3. STOCKHOLDER'S EQUITY
     -----------------------
     The Company has 25,000,000 shares authorized and 1,800,000 issued and
     outstanding as of September 30, 2005.   The  issued  and  outstanding
     shares were issued as follows:

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

     4. LOAN FROM STOCKHOLDER
     ------------------------
     As of September 30, 2005, there is a total of $2,359 that has been forwarded by Dennis Eldjarnson to the Company with no specific repayment terms.

     5. RELATED PARTY TRANSACTIONS
     -----------------------------
     The Company has no significant related party transactions and/or relationships with any individuals or entities.

     6. STOCK OPTIONS
     ----------------
     As of September 30, 2005, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

     7. LITIGATION
     -------------
     As of September 30, 2005, the Company is not aware of any current or pending litigation which may affect the Company's operations.

     8. SUBSEQUENT EVENTS
     --------------------
     There have been no subsequent events after the period on September 30, 2005, which are material to operations.

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

     Note Regarding Forward-Looking Statements
     -----------------------------------------
     The statements contained in this  Form  10-QSB  that  are  not purely historical  are  forward-looking  statements  within  the meaning  of
     Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

     Results of Operations
     ---------------------

     Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004
     ---------------------------------------------------------------------
     We are a development stage company and have not yet generated any revenues since inception.

     Operating expenses were $1,172 for the three months ended September 30, 2005, all consisting of general and administrative expenses, as compared to $2,267 for the three months ended September 30, 2004. The decrease in expenses from September 30, 2004 was attributed to no professional fees incurred during the three months ended September 30, 2005.

     Net loss was $1,172 or $0.00 per share for the three months ended September 30, 2005, as compared to $2,267 or $0.01 per share for the three months ended September 30, 2004.

     Liquidity and Capital Resources
     -------------------------------

     Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004
     ---------------------------------------------------------------------

     At September 30, 2005, our only source of liquidity consisted of $80 in cash in the bank and $4,972 in unsold inventory.

     Net cash used in operating activities for the nine months ended September 30, 2005 was $12,956.

     There was no cash provided by financing or investing activities for the three or six months ended September 30, 2005.

     Our stockholders' equity was $2,693 at September 30, 2005.

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

     Off-Balance Sheet Arrangements
     ------------------------------
     We  have  no  off-balance   sheet   arrangements  or  contractual  or
     commercial commitments.

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


     B) There were no reports on Form 8-K filed during the three months ended September 30, 2005.

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

                                SIAM IMPORTS, INC.,
                                a Nevada corporation (Registrant)

     Dated: November 21, 2005   By: /s/ Dennis Eldjarnson, President,
                                CEO, Treasurer, CFO, Principal
                                Accounting Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                                SIAM IMPORTS, INC.,
                                a Nevada corporation (Registrant)

     Dated: November 21, 2005   By: /s/ Dennis Eldjarnson
				--------------------------
				Dennis Eldjarnson, President,
                                CEO, Treasurer, CFO, Principal
                                Accounting Officer and Director

     Dated: November 21, 2005   By:/s/ Deborah Eldjarnson
				--------------------------
				Deborah Eldjarnson, Secretary