Form 10KSB
period 2005-12-31
Siam Imports, Inc.
filed 2006-05-15
CIK 1295923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2005

[ ]Transition report Pursuant to Section 13 or 15(d) of the Exchange Act

                        Commission File Number: 0-50834
                               SIAM IMPORTS INC.
          ----------------------------------------------------------
                (Name of Small Business Issuer In Its Charter)

Nevada                                                73-1668122
---------------------------------                     -------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

4252 Bonita Road, Suite 151, Bonita, CA               91902
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

                                (619) 475-7882
                       --------------------------------
                          (Issuer's Telephone Number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

We had no revenues for the fiscal year ended December 31, 2005. At December 31, 2005, 800,000 shares of our common stock were held by non-affiliates. Our common stock is currently listed for quotation on the NASD's Over the Counter Bulletin Board ("OTCBB") under the symbol SIMP; however, no active trading market has yet commenced.

Issuer had a total of 8,000,000 shares of Common Stock issued and outstanding at December 31, 2005.

Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form 10-SB Registration Statement, filed under CIK No. 0001295923 on July 6, 2004, on the SEC website at www.sec.gov.

Transitional Small Business Disclosure Format:           Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
                                                        Yes  [X] No  [ ]


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




                                    PART I
                                    ======

Item 1. Business
----------------
General
-------
We were incorporated in the State of Nevada on May 27, 2003. We are in the development stage and have commenced limited business operations, but have not yet generated any revenues or realized any income. We incurred net operating losses of $48,322 for the year ended December 31, 2005 and $78,301 for the period from inception to December 31, 2005.

We intend to import and distribute various Southeast Asian gifts, skin products, housewares, furniture and decorative items to the North American marketplace. It is our intent to begin marketing our products in the Canadian consumer market, with an initial focus on the Toronto region in Ontario, Canada. If we are successful, we would like to expand our marketing efforts into the United States. We intend to sell our products to retailers and retail specialty shops for resale to the public. Our marketing will be done through our online store at www.siamimportsinc.com, trade shows, craft shows, home living shows and via email marketing campaigns.

Principal Products
------------------
Siam Imports, Inc. (the "Company") has sourced the following products in Thailand and has purchased samples in order to wholesale them to retail businesses: handmade stainless steel cutlery, Thai silk products, products made with mango wood, ornamental wall hangings and all natural skin care and beauty products.


Principal Suppliers
-------------------
The Company does have contacts with suppliers in Thailand. Following is a list of our current suppliers:

   1.  Patchara Marketing Co., Ltd. - stainless steel cutlery
   2.  Silkroad Design - Thai silk gift boxes with spa items inside
   3.  PL Bronze Co., Ltd. - stainless steel cutlery
   4.  N & D Cutler
   5.  Pillows, Bags and Wall Hangings
   6.  Jina J.S. International Co., Ltd.
   7.  Orientations - Thai silk scarves

Until we determine which products will be well received by our customers, we do not intend to enter into any contracts with any suppliers, but rather, will continue to purchase small samplings of products from each company to establish a product line. No additional sample inventory has been purchased since the initial purchase in July 2004. There is no inventory currently on hand as of December 31, 2005.

Distribution Methods of Our Products
------------------------------------
We intend to wholesale our products to retail shops for resale to the public, through our website at www.siamimportsinc.com., trade shows, craft shows, home living shows, via email marketing campaigns and by direct marketing to specialty retail and gift shops. We intend to list all of the products we will offer on our website and in the catalogue we intend to put together. In order to keep start up costs and expenses to a minimum, we will only keep one or two samples of each product on hand for use in trade shows, photographs for the catalogue and promotional sales purposes and intend to order products from our list of suppliers as we receive orders from customers.

Fulfillment and Distribution
----------------------------
We will fulfill all customer orders from Canada and ship via UPS, the postal service or other shipping company for distribution to consumers. Delivery time is currently estimated to be within ten business days from the date of the receipt of the order. We will charge each customer in advance for the shipping costs associated with the order.

Advertising
-----------
We have not yet conducted any type of advertising; however, once funds are available, we intend to research the possibility of placing ads in trade magazines.

Competitive Business Conditions and the Issuer's Competitive Position
---------------------------------------------------------------------
We expect to encounter significant competition in our attempts to distribute our products. Such competition may consist of vying for space on retail shelves, placement in catalogs and for attention on the Internet. We also believe that we compete with other importers for supplies of similar products or to obtain preferable pricing terms from suppliers.

We compete in an industry where many importers and distributors offer the same or similar items that we will offer; following are the companies we feel will be our top competitors:

- Lotus Flatware Company, Thornhill, Ontario, Canada - specialize in import and sale of unique flatware items

- Embros Importers of Quality Cookware and Cuttlery, Toronto, Ontario, Canada specialize in import and sale of cutlery and cookware

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

We expect that our unique products will face considerable price pressure. Our management believes the market for home and giftware items is price sensitive. We believe that consumers evaluate purchases for these types of products with price as a significant and determining factor. In such environment, we may be forced to lower our prices and resultantly experience lower profit margins, to encourage consumer purchases.

Most large competitors have long-term manufacturing, distribution and sales arrangements and may not be mobile enough to adjust to changing market conditions.

By aggressively focusing on several different sales channels and products, we feel that we will be able to build up our brand name, which will help us to effectively compete in a very competitive industry.

Government Approval of Principal Products or Services
-----------------------------------------------------
We have our Nevada Business License and our extra provincial registration papers so that we are properly registered to operate and conduct business in the Province of Ontario, Canada. We have our Customs Business Number, which is required for importing products into Canada. We have sales tax numbers for the collection and payment of both provincial and federal sales taxes in Canada.

Effect of Existing or Probable Government Regulations
-----------------------------------------------------
Import regulations - Our Management's research has determined that products imported from Thailand and most of Southeast Asia are covered under the MFN (Most-Favored-Nation) Tariff Treaty. As such, the import tariff rates on the products we import will range between 0-11%, depending on the item. In addition, all imported items will be subject to the Goods and Services Tax
(GST) which will be passed on and recovered from the customer at the time of sale.

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

Patents and Trademarks
----------------------
We currently have no patents or trademarks, nor do we intend to file for any patent or trademark protection in the future. Our business is based on the import and sale of other companies' products and, as such, no patent or trademark protection is required for the conduct of our business operations. Since we have no patent or trademark rights, unauthorized persons may attempt to copy aspects of our business, including our web site designs, product information and sales mechanics, or to obtain and use information that we regard as proprietary, such as the technology used to operate our web site and web content. Any encroachment upon our proprietary information, including the unauthorized use of our name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business.

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


Item 2. Properties
        ----------
We do not currently own any property. We currently use the home of our President, Dennis Eldjarnson, at no cost to us; however, at such time as our business expands and this space becomes insufficient, we will seek to lease larger warehouse space for inventory storage.

Item 3. Legal Proceedings
        -----------------
We currently have no pending or threatened legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
There were no matters submitted for a vote to the security holders during the three months ended December 31, 2005.


                                    PART II
                                    =======

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
        --------------------------------------------------------------------
Our Common Stock, par value $.001, is listed for quotation on the NASD's OTCBB under the symbol SIMP; however, no active trading market in our securities has yet commenced.

On December 1, 2005, the Company authorized the issuance of 6,200,000 shares of restricted common stock, par value $.001, to MAC Partners, LP as payment for $31,000 of consulting services rendered. After issuance, MAC Partners, LP owns approximately 77.5% of the Company's outstanding shares. On December 1, 2005 the Company filed Form 8-K with the SEC which provides additional detailed information.

As of December 31, 2005 there were approximately 36 holders of record of our Common Stock.

A total of 7,200,000 shares are held by our officers and directors, all of which are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the Securities and Exchange Commission, promulgated under the Act. Under Rule 144, such shares can only be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. A total of 800,000 of the issued and outstanding shares were sold in a public offering registered in the State of Nevada, pursuant to an exemption provided by Regulation D, Rule 504, and are unrestricted securities and may be publicly sold at any time, without restriction.

We have not paid any cash dividends since inception to the holders of our Common Stock. We currently intend to retain any earnings for internal cash flow use.

At December 31, 2005, there were no equity compensation plans approved or outstanding and no stock options granted or outstanding.


Item 6. Management's Discussion and Analysis of Financial Condition
        and Results of Operations
        -----------------------------------------------------------
Results of Operations
---------------------
For the year ended December 31, 2005, we incurred a net operating loss of $48,322, as compared to a net loss of $21,287 for the year ended December 31, 2004. We have incurred total net operating losses of $78,301 from inception to December 31, 2005. These expenses consisted of $13,245 in general and administrative expense at December 31, 2005, compared to $14,223 in general and administrative expense at December 31, 2004.

Liquidity and Capital Resources
-------------------------------
We have $58 in the bank as of December 31, 2005 and do not expect to satisfy cash requirements for business operations without having to raise additional funds or seek bank loans. As of the date of this annual report, we have not yet generated any revenues.

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

As detailed in the Company's 8K filed December 1, 2005, the Company had entered into a definitive Merger Agreement and plan of Reorganization to acquire 100% of the total issued and outstanding shares of Vaughan Foods, Inc.("Vaughan"), an Oklahoma corporation from the shareholders of Vaughan. The transaction would not involve any transfer of funds. After completion of the merger, the shareholders of Vaughan would have direct beneficial ownership and voting control of the Company. This agreement was cancelled in February 2006.

There was $31,000 cash provided by financing activities for the year ended December 31, 2005. This cash was provided through the sale of common stock.

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


Item 7. Financial Statements
        --------------------

Following are our audited financial statements for the year ended December 31, 2005.


                               SIAM IMPORTS INC.
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                       As of December 31, 2005 and 2004

                                      and

                       May 27, 2003 (Date of Inception)
                                    through
                               December 31, 2005




                        DE JOYA GRIFFITH & COMPANY, LLC

-----------------------------------------------------------------------------
To the Board of Directors and Stockholders
Siam Imports, Inc.
(A Development Stage Company)
Dallas, TX

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Siam Imports, Inc. (A Developmental Stage Company) as of December 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2005 and for the period from May 27, 2003(Date of Inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Siam Imports, Inc. as of December 31, 2004. Those statements were audited by other auditors' whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included in the period ending December 31, 2004, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004,and the results of its operations and its cash flows for the year ended December 31, 2005, and for the period from May 27, 2003 (Date of Inception)through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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

/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC
May 10, 2006
Las Vegas, Nevada



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

                 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Siam Imports, Inc. (A Development Stage Company) as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Franklin Griffith & Associates
March 21, 2005
Las Vegas, Nevada






                              SIAM IMPORTS, INC.
                         (A Development Stage Company)
                                Balance Sheets
                       As of December 31, 2005 and 2004
                                    AUDITED

						   Dec 31,	   Dec 31,
						    2005	    2004
						===========	===========
ASSETS
  Current Assets
     Checking/Savings
	Cash in Bank				$	 58	$    13,036
						-----------	-----------
     Total Checking/Savings				 58	     13,036

     Other Current Assets
	Inventory					  -	      4,972
						-----------	-----------
     Total Other Current Assets				  -	      4,972
						-----------	-----------

	Total Current Assets				 58	     18,008
						-----------	-----------

TOTAL ASSETS 					$	 58	$    18,008
						===========	===========

LIABILITIES & EQUITY

Liabilities
  Current Liabilities
     Accounts Payable
	Accounts Payable			$	  -	$     2,987
						-----------	-----------
     Total Accounts Payable				  -	      2,987
     Other Current Liabilities
	Loan Payable				      2,359		  -
						-----------	-----------
     Total Other Current Liabilities		      2,359		  -
						-----------	-----------

	Total Current Liabilities		      2,359	      2,987
						-----------	-----------

	Total Liabilities			      2,359	      2,987

Equity
     Additional Paid-in-Capital			     43,200	     43,200
     Common Stock (25,000,000 shares
      authorized, 8,000,000 shares
      issued and outstanding, and
      1,800,000 issued and outstanding		     32,800	      1,800
     Accumulated Deficit			    (78,301)	    (29,979)
						-----------	-----------

	Total Equity				     (2,301)	     15,021

TOTAL LIABILITIES & EQUITY			$	 58	$    18,008
						===========	===========



                See accompanying notes to financial statements.

                              SIAM IMPORTS, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                    AUDITED

										May 27, 2003
										  (Date of
						 Jan - Dec	 Jan - Dec	 Inception)
						    2005	    2004	 - Dec 2005
						===========	===========	===========
Revenue
   Revenue					$	  -	$	  -	$	  -

Operating Expenses
   General and Administrative			$    13,245	$    14,223	$    35,160
   Professional Fees				     35,000	      6,764	     42,764
						-----------	-----------	-----------
	Total Expense				     48,245	     20,987	     77,924
						-----------	-----------	-----------

Losses from Operations				    (48,245)	    (20,987)	    (77,924)

Other Income (Expenses)
   Other Expense
     Miscellaneous Expense				 77		300		377
     Interest Expense					  -		  -		  -
						-----------	-----------	-----------
	Total Other Expense				 77		300		377

Losses before provision for
 income taxes and minority interest		    (48,322)	    (21,287)	    (78,301)

Provision from income taxes				  -		  -		  -
						-----------	-----------	-----------

Net Loss					$   (48,322)	$   (21,287)	$   (78,301)
						===========	===========	===========
Basic and diluted loss per
 common share					$     (0.01)	$     (0.01)	$     (0.01)
						-----------	-----------	-----------
Basic and diluted weighted
 average common share outstanding		  8,000,000	  1,800,000	  8,000,000
						-----------	-----------	-----------







                See accompanying notes to financial statements.

                              SIAM IMPORTS, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                    AUDITED

											May 27, 2003
											  (Date of
							 Jan - Dec	 Jan - Dec	 Inception)
							    2005	    2004	 - Dec 2005
							===========	===========	===========
Cash flow from
 Operating Activities:
----------------------
  Net Loss						$   (48,322)	$   (21,287)	$   (78,301)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Stock issued for services				     31,000		  -	     31,000
     (Increase) Decrease in inventory			      4,972	     (4,972)		  -
     Increase (Decrease) in accounts payable		     (2,987)	      2,987		  -
     Increase (Decrease) in loan payable		      2,359		  -	      2,359
							-----------	-----------	-----------

  Net cash used by operating activities			$   (12,978)	$   (23,272)	$   (44,942)

Cash flow from
 Investing Activities:
----------------------
  Net cash used by investing activities			$	  -	$	  -	$	  -

Cash flow from
 Financing Activities:
----------------------
  Net cash provided by financing activities		$	  -	$	  -	$    45,000

Net Decrease in cash					    (12,978)	    (23,272)		 58

Cash at beginning of period				     13,036	     36,308		  -
							-----------	-----------	-----------

Cash at end of period					$	 58	$    13,036	$	 58
							===========	===========	===========

                 See accompany notes to financial statements.




                              SIAM IMPORTS, INC.
                         (A Development Stage Company)
                      Statement of Stockholders' Deficit
                                    AUDITED

											   Total
				Common Stock		  Paid-In	Accumulated	Stockholders'
			   Shares	   Amount	  Capital	  Deficit 	  Deficit
			===========	===========	===========	===========	===========
Balance at May 27,
2003 (inception)		  -	$	  -	$	  -	$	  -	$	  -

Common Stock Issued
for cash -
May 27, 2003		  1,000,000	      1,000	      4,000		  -	      5,000

Common Stock Issued
for cash -
September 23, 2003          800,000		800	     39,200		  -	     40,000

Net loss			  -		  -		  -	     (8,692)	     (8,692)
			-----------	-----------	-----------	-----------	-----------
Balance,
December 31, 2003         1,800,000	      1,800	     43,200	     (8,692)	     36,308
			===========	===========	===========	===========	===========

Net loss			  -		  -		  -	    (21,287)	    (21,287)
			-----------	-----------	-----------	-----------	-----------
Balance,
December 31, 2004         1,800,000	      1,800	     43,200	    (29,979)	     15,021
			===========	===========	===========	===========	===========
Common Stock Issued
for services -
November 29, 2005         6,200,000	     31,000		  -		  -	     31,000

Net loss			  -		  -		  -	    (48,322)        (48,322)
			-----------	-----------	-----------	-----------	-----------
Balance,
December 31, 2005	  8,000,000	$    32,800	$    43,200	$   (78,301)	$    (2,301)
			===========	===========	===========	===========	===========

                 See accompanying notes to financial statements.

                              Siam Imports, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history - Siam Imports, Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Siam Imports") was incorporated in the State of Nevada on May 27, 2003. The Company was formed to engage in the importation and distribution of Southeast Asian gifts and decorative items to the North American marketplace. The Company has sourced the following products in Thailand and has purchased samples in order to wholesale them to retail businesses starting around the Ontario region of Canada: hand made stainless steel cutlery, Thai silk products, products made from mango wood, ornamental wall hangings and all natural skin care and beauty products. The Company operations have been limited to general administrative operations, purchasing a limited amount of sample inventory, establishing its online webs store and is considered a development stage company in accordance with Statement of
Financial Accounting Standards No. 7. The Company's website is www.siamimportsinc.com .

Management of Company - The Company filed its articles of incorporation with the Nevada Secretary of State on May 27, 2003, indicating Sandra L. Miller on behalf of Resident Agents of Nevada, Inc. as the sole incorporator.

The company filed its annual list of officers and directors with the Nevada Secretary of State on May 31, 2005, indicating its President and Treasurer as Dennis Eldjarnson, its Secretary as Debbie Eldjarnson and Nutjaree Saenjaen as a director. On October 11, 2005 Nutjaree Saenjaen resigned and Taber Wetz were appointed as director.

Going concern - The Company incurred accumulated net losses of approximately $78,301 from the period of May 27, 2003 (Date of Inception) through December 31, 2005 and has commenced limited operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability. As of December 31, 2005, the Company does not own any property or equipment.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from May 27, 2003 (Date of Inception) through December 31, 2005, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the year ended December 31, 2005:

                                     2005
                                     ----

Net loss, as reported                           	$    (48,322)
Other comprehensive income                         	          --
Add:  Stock-based employee compensation expense
      included in reported loss, net of related
      tax effects                                  	          --
Deduct: Total stock-based employee compensation
        expense determined under fair value based
        method for all awards, net of related tax
        effects                                  	          --

Pro forma net loss                              	$    (48,322)

Net loss per common share:
    Basic and fully diluted loss per share,
    as reported                                 	$      (0.01)

    Basic and fully diluted loss per share,
    pro forma                                   	$      (0.01)


There were no stock options granted for the period ended December 31, 2005. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

SFAS No. 148 - in December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has determined that adopting this new standard has no impact at this time.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces Accounting Principles Board Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires "retrospective application" of the direct effect of a voluntary change in accounting principle to prior periods' financial statements where it is practicable to do so. SFAS 154 also redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. WE DO NOT EXPECT the adoption of SFAS 154 to have a material impact on its consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS No. 155"), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. WE EXPECT the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. WE DO NOT EXPECT the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

2. PROPERTY AND EQUIPMENT

As of December 31, 2005, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The  Company  has  25,000,000   shares  authorized  and  8,000,000  issued  and
outstanding as of December 31, 2005. The issued and outstanding shares were issued as follows:

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

6,200,000 common shares were issued to MAC Partners, LP on November 29, 2005 for $31,000 of consulting services.

4. LOAN FROM STOCKHOLDER

As of December 31, 2005, there was a loan to the Company from the former president in the amount of $2,359, this loan is non-interest bearing.

5. RELATED PARTY TRANSACTIONS

Other than noted above, the Organization has no significant related party transactions and/or relationships with any individuals or entities.

6. STOCK OPTIONS

As of December 31, 2005, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. LITIGATION

As of December 31, 2005, the Company is not aware of any current or pending litigation which may affect the Company's operations.

8. SUBSEQUENT EVENTS

The intended merger with Vaughan Foods, Inc. was never consummated and the agreement is no longer valid. As detailed in the Company's 8K filed February 21, 2006, the agreement to terminate followed a determination by Vaughn Foods, Inc. that it first wanted to secure additional private funding. The mutual termination agreement settles all matters between the two companies, and no termination fees were imposed upon either party.


Item 8. Disagreements with Accountants on Accounting and Financial Disclosures
        ---------------------------------------------------------------
There have been no disagreements with our accountants on accounting or other financial disclosures. Our former accountant, Clyde Bailey, PC, resigned in March 2005 for health and other reasons, at which time, we appointed Franklin Griffith & Associates, an independent certified public accounting firm located in Las Vegas, Nevada, as our principal accounting firm. Clyde Bailey's audit report on our financial statements for the year ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles.

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

Name                        Age     Position(s)
----                        ---     -----------

Dennis Eldjarnson(1)        55      President, Treasurer
                                    and Director

Deborah Eldjarnson(1)       46      Secretary and
                                    Director

Taber Wetz                  27      Director


(1) Dennis and Deborah Eldjarnson are husband and wife.

Dennis Eldjarnson and Deborah Eldjarnson have held their offices/positions since inception. Tabor Wetz was appointed a Director on October 11, 2005 and is President of MAC Partners, LP. Dennis Eldjarnson and Tabor Wetz are expected to hold said offices/positions until the next annual meeting of stockholders.

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

Taber Wetz has been a Director of the Company since October 11, 2005. Mr. Wetz is President of MAC Partners, LP and has served as such since April 2005. Mr. Wetz began work as a financial analyst and has been working for MAC Partners since 2002. Prior to working with MAC Partners, Mr. Wetz worked as a financial analyst for Visual Strategies, LLC in 2001 and Remote Solutions, Inc. in 2002. Mr. Wetz also worked for Aurion Technologies in 2000 and 2001 as a financial analyst. Mr. Wetz received a Bachelor degree in Finance from Oklahoma State University in 2001.

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

To  the  best  of  our  knowledge, during the year ended December 31, 2005, all
Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

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
Name and                               Annual
Position(s)       Year  Salary  Bonus  Comp.
-----------------------------------------------------------------
Dennis Eldjarnson  2005     -      -      -         -           -
President          2004     -      -      -         -           -
                   2003     -      -      -         -           -

Deborah Eldjarnson 2005     -      -      -         -           -
Secretary          2004     -      -      -         -           -
                   2003     -      -      -         -           -

Nutjaree Saengjan  2005     -      -      -         -           -
Resigned 10/11/05  2004     -      -      -         -           -
                   2003     -      -      -         -           -

Taber Wetz         2005     -      -      -         -           -
Director

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. As of the date of the filing of this registration statement, there were 1,800,000 shares of our Common Stock issued and outstanding.

Name and Address         Amount and Nature of
 of Beneficial                Beneficial            Percent of
   Owner (1)                 Ownership (2)            Class
----------------        ---------------------       ----------

Dennis Eldjarnson (3)          500,000                 6.95%
President, CEO, Treasurer,
CFO and Director
Suite 1801-1 Yonge Street
Toronto, Ontario
Canada M5E 1W7

Deborah Eldjarnson(3)          500,000                 6.94%
Secretary and Director
Suite 1801-1 Yonge Street
Toronto, Ontario
Canada M5E 1W7

MAC Partners, LP.             6,200,000                86.11%
Taber Wetz, President
3001 Knox Street, Ste 407
Dallas, TX 75205
------------------------------------------------------------------------
Officers and Directors
as a Group (3 persons)        7,200,000               90.00%

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

(3) Dennis and Deborah Eldjarnson are husband and wife and as such, jointly own 1,000,000 shares or 13.89% of our issued and outstanding common stock.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officers, directors or beneficial owners and no plans to issue any such rights in the future.

Changes in Control
------------------
There are no arrangements known to us, the operation of which may at a subsequent date result in a change of control of our company.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------
We are currently using the home of our President, Dennis Eldjarnson, at no cost to us; however, at such time as our business expands and this space becomes insufficient, we will seek to lease larger warehouse space for inventory storage. There is no written lease agreement or other material terms or arrangements relating to our agreement with Mr. Eldjarnson to use his home. We do not have any other related transactions and have not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

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

(a) 3. The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under CIK Number 0001295923, on the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
 23             Consent of Accountants
 31             Sec. 302 Certification of CEO/CFO
 32             Sec. 906 Certification of CEO/CFO

(b) There were two reports on Form 8-K filed and one amended Form 8-K for the year ended December 31, 2005. Copies can be found in their entirety on the SEC website at www.sec.gov, under our CIK Number 0001295923.








                              SIGNATURES
                              ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SIAM IMPORTS, INC. (Registrant)

/s/ Dennis Eldjarnson                Date: May 15, 2006
--------------------------------
By: Dennis Eldjarnson,
    President, Chief Executive
    Officer, Chief Financial
    Officer, Treasurer and
    Principal Accounting Officer

/s/ Deborah Eldjarnson               Date: May 15, 2006
---------------------------------
By: Deborah Eldjarnson, Secretary



/s/ Taber Wetz                       Date: May 15, 2006
---------------------------------
By: Taber Wetz, Director