Form 10QSB
period 2006-03-31
Siam Imports, Inc.
filed 2006-05-22
CIK 1295923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

       [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

       [ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from January 1, 2006 to March 31, 2006

                        Commission File Number 0-50834

                              SIAM IMPORTS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Nevada                            73-1668122
             --------------------------------  -----------------
             (State or other jurisdiction      (I.R.S. Employer
             of incorporation or organization) Identification No.)


             3001 Knox Street, Suite 403
             Dallas, TX                               75205
             ---------------------------------------- ----------
             (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code:(416) 214-3492

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

     At March 31, 2006, there were 8,000,000 shares of our common stock issued and outstanding.

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

       Signatures........................................................11

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

                              SIAM IMPORTS, INC.
                         (A Development Stage Company)
                                Balance Sheets
                   As of March 31, 2006 and December 31, 2005


						 Unaudited	  Audited
						 March 31,	   Dec 31,
						    2006	    2005
								  Restated
						===========	===========
ASSETS
  Current Assets
     Checking/Savings
	Cash in Bank				$	 40	$       58
						-----------	-----------
     Total Checking/Savings				 40	        58

     Other Current Assets
	Inventory					  -	         -
						-----------	-----------
     Total Other Current Assets				  -	         -
						-----------	-----------

	Total Current Assets				 40	        58
						-----------	-----------

TOTAL ASSETS 					$	 40	$       58
						===========	===========

LIABILITIES & EQUITY

Liabilities
  Current Liabilities
     Accounts Payable
	Accounts Payable			$	  -	$        -
						-----------	-----------
     Total Accounts Payable				  -	         -
     Other Current Liabilities
	Loan Payable				      2,359	      2,359
						-----------	-----------
     Total Other Current Liabilities		      2,359	      2,359
						-----------	-----------

	Total Current Liabilities		      2,359	      2,359
						-----------	-----------

	Total Liabilities			      2,359	      2,359

Equity
     Additional Paid-in-Capital			     68,000	     68,000
     Common Stock (25,000,000 shares
      authorized, 8,000,000 shares
      issued and outstanding)			      8,000	      8,000
     Accumulated Deficit			    (78,319)	    (78,301)
						-----------	-----------
	Total Equity				     (2,319)	     (2,301)

TOTAL LIABILITIES & EQUITY			$	 40	$        58
						===========	===========



                See accompanying notes to financial statements.



                              SIAM IMPORTS, INC.
                         (A Development Stage Company)
                           Statements of Operations
				Unaudited

										May 27, 2003
										  (Date of
						Jan 1-Mar 31    Jan 1-Mar 31     Inception)
						    2006	    2005	 - Mar 2006
						===========	===========	===========
Revenue
   Revenue					$	  -	$	  -	$	  -

Operating Expenses
   General and Administrative			$        18	$     4,881	$    35,178
   Professional Fees				          -	      4,000	     42,764
						-----------	-----------	-----------
	Total Expense				         18	      8,881	     77,942
						-----------	-----------	-----------

Losses from Operations				        (18)	     (8,881)	    (77,942)
  Other Income (Expenses)
   Other Expense
     Miscellaneous Expense				  - 		 77	        377
     Interest Expense					  -		  -		  -
						-----------	-----------	-----------
	Total Other Expense				  -		 77		377

Losses before provision for
 income taxes and minority interest		        (18)	     (8,958)	    (78,319)

Provision from income taxes				  -		  -		  -
						-----------	-----------	-----------

Net Loss					$       (18)	$    (8,958)	$   (78,319)
						===========	===========	===========
Basic and diluted loss per
 common share					$     (0.01)	$     (0.01)	$     (0.01)
						-----------	-----------	-----------
Basic and diluted weighted
 average common share outstanding		  8,000,000	  1,800,000	  8,000,000
						-----------	-----------	-----------







                See accompanying notes to financial statements.

                              SIAM IMPORTS, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                Unaudited

										       May 27, 2003
										         (Date of
						        Jan 1-Mar 31    Jan 1-Mar 31     Inception)
						           2006	            2005	 - Mar 2006
							===========	===========	===========
Cash flow from
 Operating Activities:
----------------------
  Net Loss						$      (18)	$    (8,957)	$   (78,319)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Stock issued for services				   	 -		  -	     31,000
     (Increase) Decrease in inventory			     	 -	          -		  -
     Increase (Decrease) in accounts payable		   	 -	     (2,987)		  -
     Increase (Decrease) in loan payable		  	 -		  -	      2,359
							-----------	-----------	-----------

  Net cash used by operating activities			$      (18)	$   (11,944)	$   (44,960)

Cash flow from
 Investing Activities:
----------------------
  Net cash used by investing activities			$	  -	$	  -	$	  -

Cash flow from
 Financing Activities:
----------------------
  Net cash provided by financing activities		$	  -	$	  -	$    45,000

Net Decrease in cash					        (18)	    (11,944)		 40

Cash at beginning of period				         58	     13,036		  -
							-----------	-----------	-----------

Cash at end of period					$	 40	$     1,092	$	 40
							===========	===========	===========

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

Going concern - The Company incurred net losses of approximately $78,319 from the period of May 27, 2003 (Date of Inception) through March 31, 2006 and has commenced limited operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

                              SIAM IMPORTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

2. PROPERTY AND EQUIPMENT
-------------------------
As of March 31, 2006, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY
-----------------------
The  Company  has  25,000,000   shares  authorized  and  8,000,000  issued  and
outstanding as of March 31, 2006. The issued and outstanding shares were issued as follows:

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

The company has reclassed $24,800 from common stock at year end to $24,800 in additional paid in capital. This entry relates the 6,200,000 shares issued in November 2005. Previously, the entire $31,000 was booked to common stock while $24,800 should have been attributed to the additional paid in capital in the There was no effect on the earnings per share in this reclassification. All adjustments necessary in order to present a fair and accurate presentation of the financials have been made.


4. LOAN FROM STOCKHOLDER
------------------------
As of March 31, 2006, there is a total of $2,359 that has been forwarded by Dennis Eldjarnson, the former president, to the Company with no specific repayment terms. This loan is non-interest bearing.

5. RELATED PARTY TRANSACTIONS
-----------------------------
Other  than  noted  above,   the  Company  has  no  significant  related  party
transactions and/or relationships with any individuals or entities.

6. STOCK OPTIONS
----------------
As of March 31, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. LITIGATION
-------------
As of March 31, 2006, the Company is not aware of any current or pending litigation which may affect the Company's operations.

8. SUBSEQUENT EVENTS
--------------------

On May 12, 2006, registrant ("Siam"), entered into a Securities Purchase Agreement and to acquire 100% of the total issued and outstanding shares of Apollo Drilling LLC, a Texas limited liability company, from Apollo Resources International, Inc., a Utah corporation and the sole member of Apollo Drilling LLC, in full and sole consideration of 13,700,000 shares of the registrant's Common Stock. The transaction did not involve the transfer of any funds. The 13,700,000 shares will be issued directly by Siam from its authorized but unissued shares of Common Stock.

Effective May 15, 2006, Dennis Eldjarnson, President and Treasurer, and Debbie Eldjarnson, Secretary, have stepped down from officer positions in Siam Imports, Inc. They each sold their respective shares to MAC Partners, LP on this date. George Lowrance has been named CEO and Director, and Wayne McPherson has been named President of Siam Imports, Inc., effective May 15, 2006. Details of this agreement can be found on 8-K filed on May 12, 2006.


                                  SIAM IMPORTS, INC.
                     PRO FORMA CONSOLIDATED BALANCE SHEET
                            As of December 31, 2005


									  Restated
                                                                             SI                  AD               Unaudited
                                                                           Audited            Unaudited          Consolidated
                                                                            as of               as of               as of
                                                                         Dec 31, 05          Dec 31, 05          Dec 31, 05
                                                                       ----------------    ----------------    ----------------
ASSETS
      Current Assets
          Checking/Savings
              Cash in Bank                                            $             58     $             -     $            58
                                                                       ----------------    ----------------    ----------------
          Total Checking/Savings                                                    58                   -                  58
          Other Current Assets
              Deposits                                                               -                   -                   -
                                                                       ----------------    ----------------    ----------------
          Total Other Current Assets                                                 -                   -                   -
                                                                       ----------------    ----------------    ----------------
      Total Current Assets                                                          58                   -                  58
                                                                       ----------------    ----------------    ----------------
TOTAL ASSETS                                                           $            58     $             -     $            58
                                                                       ================    ================    ================

LIABILITIES & DEFICIT
      Liabilities
          Current Liabilities
              Accounts Payable
                  Accounts Payable - trade                                           -                   -                   -
                  Accounts Payable - DGMAC                                           -                   -                   -
                  Accounts Payable - Apollo Res.                       $             -     $             -     $             -
                                                                       ----------------    ----------------    ----------------
              Total Accounts Payable                                                 -                   -                   -
              Other Current Liabilities
                  Loan Payable                                                   2,359                   -               2,359
                                                                       ----------------    ----------------    ----------------
              Total Other Current Liabilities                                    2,359                   -               2,359
                                                                       ----------------    ----------------    ----------------
          Total Current Liabilities                                              2,359                   -               2,359
                                                                       ----------------    ----------------    ----------------
      Total Liabilities                                                          2,359                   -               2,359
      Equity
          Additional Paid-in-Capital                                            68,000                   -              68,000
          Common Stock (25,000,000 shares
              authorized, 8,000,000 shares
              issued and outstanding)                                            8,000                   -               8,000
          Accumulated Deficit                                                  (78,301)                  -             (78,301)
      Total Deficit                                                             (2,301)                  -              (2,301)
                                                                       ----------------    ----------------    ----------------
TOTAL LIABILITIES & DEFICIT                                            $            58     $             -     $            58
                                                                       ================    ================    ================


                               SIAM IMPORTS, INC.
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                          Year Ended December 31, 2005

                                                                SI                      AD
                                                              Audited                Unaudited              Unaudited
                                                                    Twelve months ended                    Consolidated
                                                            Dec 31, 05              Dec 31, 05              Dec 31, 05
                                                        -------------------     -------------------     -------------------
Revenue
      Revenue                                           $                -      $                -      $                -


Operating Expenses

      General and Administrative                        $           13,245      $                -      $           13,245
      Professional Fees                                             35,000                       -                  35,000
                                                        -------------------     -------------------     -------------------
      Total Expense                                                 48,245                       -                  48,245
                                                        -------------------     -------------------     -------------------

Losses from Operations                                             (48,245)                      -                 (48,245)

Other Income (Expenses)
      Other Expense
          Miscellaneous Expense                                         77                       -                      77
          Interest Expense                                               -                       -                       -
                                                        -------------------     -------------------     -------------------
      Total Other Expense                                               77                       -                      77
                                                        -------------------     -------------------     -------------------

Losses before provision for
      income taxes and minority
      interest                                                     (48,322)                      -                 (48,322)

Provision from income taxes                                              -                       -                       -
                                                        -------------------     -------------------     -------------------

Net Loss                                                $          (48,322)     $                -                 (48,322)
                                                        ===================     ===================     ===================


                               SIAM IMPORTS, INC.
                 PRO FORMA CONSOLIDATED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2005

                                                               SI                      AD                Consolidated
                                                             Audited               Unaudited               Unaudited
                                                           Jan - Dec 05            Jan - Dec 05           Jan - Dec 05
                                                        ---------------------------------------------------------------------
Cash flow from
 Operating Activities:
      Net Loss                                          $        (48,322)      $               -       $        (48,322)
      Adjustments to reconcile
       net loss to net cash used
       by operating activities:
          Stock issued for services                               31,000                       -                 31,000
          (Increase) Decrease in
           inventory                                               4,972                       -                  4,972
          Increase (Decrease) in
           accounts payable                                       (2,987)                      -                 (2,987)
          Increase (Decrease) in
           loan payable                                            2,359                       -                  2,359
                                                        -----------------      ------------------      -----------------
      Net cash used by operating
       activities                                       $        (12,978)      $               -       $        (12,978)

Cash flow from
 Investing Activities:
      Security Deposits on property
       and equipment                                                   -                       -                      -
                                                        -----------------      ------------------      -----------------
      Net cash used by investing
       activities                                                      -                       -                      -

Cash flow from
 Financing Activities:
      Net cash provided by
       financing activities                             $              -       $               -       $              -

Net Decrease in cash                                             (12,978)                      -                (12,978)
Cash at beginning of period                                       13,036                       -                 13,036
                                                        -----------------      ------------------      -----------------

Cash at end of period                                   $             58       $               -       $             58
                                                        =================      ==================      =================


                               SIAM IMPORTS, INC.
                PRO FORMA CONSOLIDATED BALANCE SHEET - UNAUDITED
                              As of March 31, 2006

                                                                             SI                  AD              Consolidated
                                                                            as of               as of               as of
                                                                         Mar 31, 06          Mar 31, 06          Mar 31, 06
                                                                       ----------------    ----------------    ----------------
ASSETS
      Current Assets
          Checking/Savings
              Cash in Bank                                             $            40     $         7,360     $         7,400
                                                                       ----------------    ----------------    ----------------
          Total Checking/Savings                                                    40               7,360               7,400
          Other Current Assets
              Inventory                                                              -                   -                   -
              Deposits                                                               -             166,140             166,140
                                                                       ----------------    ----------------    ----------------
          Total Other Current Assets                                                 -             166,140             166,140
                                                                       ----------------    ----------------    ----------------
      Total Current Assets                                                          40             173,500             173,540
                                                                       ----------------    ----------------    ----------------
TOTAL ASSETS                                                           $            40     $       173,500     $       173,540
                                                                       ================    ================    ================

LIABILITIES & DEFICIT
      Liabilities
          Current Liabilities
              Accounts Payable
                  Accounts Payable - trade                                           -               3,375               3,375
                  Accounts Payable - DGMAC                                           -              75,000              75,000
                  Accounts Payable - Apollo Res.                       $             -     $       106,000     $       106,000
                                                                       ----------------    ----------------    ----------------
              Total Accounts Payable                                                 -             184,375             184,375
              Other Current Liabilities
                  Loan Payable                                                   2,359                   -               2,359
                                                                       ----------------    ----------------    ----------------
              Total Other Current Liabilities                                    2,359                   -               2,359
                                                                       ----------------    ----------------    ----------------
          Total Current Liabilities                                              2,359             184,375             186,734
                                                                       ----------------    ----------------    ----------------
      Total Liabilities                                                          2,359             184,375             186,734
      Equity
          Additional Paid-in-Capital                                            68,000                   -              68,000
          Membership Interest in LLC                                                                   300
          Common Stock (25,000,000 shares
              authorized, 8,000,000 shares
              issued and outstanding)                                            8,000                                   8,000
          Accumulated Deficit                                                  (78,319)            (11,175)            (89,494)
      Total Equity                                                              (2,319)            (10,875)            (13,194)
                                                                       ----------------    ----------------    ----------------
TOTAL LIABILITIES & DEFICIT                                            $            40     $       173,500     $       173,540
                                                                       ================    ================    ================


                               SIAM IMPORTS, INC.
           PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
                    For the Three Months Ended March 31, 2006

                                                                SI                      AD
                                                                    Three months ended                     Consolidated
                                                            Mar 31, 06              Mar 31, 06              Mar 31, 06
                                                        -------------------     -------------------     -------------------
Revenue
      Revenue                                           $                -      $                -      $                -


Operating Expenses

      General and Administrative                        $               18      $              300      $              318
      Professional Fees                                                  -                  10,875                  10,875
                                                        -------------------     -------------------     -------------------
      Total Expense                                                     18                  11,175                  11,193
                                                        -------------------     -------------------     -------------------

Losses from Operations                                                 (18)                (11,175)                (11,193)

Other Income (Expenses)
      Other Expense
          Miscellaneous Expense                                          -                       -                       -
          Interest Expense                                               -                       -                       -
                                                        -------------------     -------------------     -------------------
      Total Other Expense                                                -                       -                       -
                                                        -------------------     -------------------     -------------------

Losses before provision for
      income taxes and minority
      interest                                                         (18)                (11,175)                (11,193)

Provision from income taxes                                              -                       -                       -
                                                        -------------------     -------------------     -------------------

Net Loss                                                $              (18)     $          (11,175)                (11,193)
                                                        ===================     ===================     ===================


                               SIAM IMPORTS, INC.
           PRO FORMA CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
                    For the Three Months Ended March 31, 2006

                                                               SI                      AD                Consolidated
                                                             Jan - Mar 06            Jan - Mar 06           Jan - Mar 06
                                                        ---------------------------------------------------------------------
Cash flow from
 Operating Activities:
      Net Loss                                          $            (18)      $         (11,175)      $        (11,193)
      Adjustments to reconcile
       net loss to net cash used
       by operating activities:
          Stock issued for services                                    -                       -                      -
          (Increase) Decrease in
           inventory                                                   -                       -                      -
          Increase (Decrease) in
           accounts payable                                            -                 184,375                184,375
          Increase (Decrease) in
           loan payable                                                -                       -                      -
                                                        -----------------      ------------------      -----------------
      Net cash used by operating
       activities                                       $            (18)      $         173,200       $        173,182

Cash flow from
 Investing Activities:
      Security Deposits on property
       and equipment                                                   -                (166,140)              (166,140)
                                                        -----------------      ------------------      -----------------
      Net cash used by investing
       activities                                                      -                (166,140)              (166,140)

Cash flow from
 Financing Activities:
      Membership interest in LLC                        $              -       $             300       $            300
                                                        -----------------      ------------------      -----------------
      Net cash provided by                              $              -       $             300       $            300
       financing activities


Net Decrease in cash                                                 (18)                  7,360                  7,342
Cash at beginning of period                                       13,036                       -                 13,036
                                                        -----------------      ------------------      -----------------

Cash at end of period                                   $         13,018       $           7,360       $         20,378
                                                        =================      ==================      =================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------
The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which can be found in its entirety on the SEC website at www.sec.gov.

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

Results of Operations
---------------------

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005
-------------------------------------------------------------------------------

We are a development stage company and have not yet generated any revenues since inception.

Operating expenses were $18 for the three months ended March 31, 2006, all consisting of general and administrative expenses, as compared to $4,881 for the three months ended March 31, 2005.

Net loss was $18 or $0.01 per share for the three months ended March 31, 2006, as compared to $8,958 or $0.01 per share for the three months ended March 31, 2005.

Liquidity and Capital Resources
-------------------------------

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005
-------------------------------------------------------------------------------


At March 31, 2006, our only source of liquidity consisted of $40 in cash in the bank.

Net cash used in operating activities for the three months ended March 31, 2006 was $18.

There was no cash provided by financing or investing activities for the three months ended March 31, 2006.

Our stockholders' deficit was $2,319 at March 31, 2006.

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

Critical Accounting Policies
----------------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim financial statements. Management believes the disclosures made are adequate to make the information not misleading and recommends that these unaudited interim financial statements be read in conjunction with the audited financial statements and notes included in our Form 10K-SB as of December 31, 2005, which can be found on the SEC Website at www.sec.gov under SEC File Number 000-50834.

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


ITEM 3. CONTROLS AND PROCEDURES
-------------------------------
Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

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

       Dated: May 22, 2006   By:        /s/ George Lowrance, CEO and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                              SIAM IMPORTS, INC.,
                       a Nevada corporation (Registrant)

       Dated: May 22, 2006   By:        /s/ George Lowrance
                                        ---------------------------------
                                        George Lowrance, CEO and Director


       Dated: May 22, 2006   By:        /s/ Wayne McPherson
                                        --------------------------
                                        Wayne McPherson, President