Form 10QSB
period 2006-06-30
Siam Imports, Inc.
filed 2006-08-23
CIK 1295923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒      Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2006.

☐         Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from January 1, 2006 to June 30, 2006

Commission File Number 0-50834

SIAM IMPORTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	73-1668122
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3001 Knox Street, Suite 403
Dallas, TX	75205
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code: (214) 389-9800)

None

Former Name, Address and Fiscal Year, if Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐ No  ☒

At June 30 2006, there were 24,000,000 shares of our common stock issued and outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

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

SIAM IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

		Restated
	Unaudited	Audited
	as of	as of
	Jun 30, 06	Dec 31, 05
ASSETS
Current Assets
Checking/Savings
Cash in Bank	$353,903	$58
Total Checking/Savings	353,903	58
Other Current Assets
Inventory	451,500	—
Deposits	134,140	—
Total Other Current Assets	585,640	—
Total Current Assets	939,543	58
Long Term Assets
Fixed Assets	1,554,798
Total Long Term Assets	1,554,798	—
TOTAL ASSETS	$2,494,341	$58

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable
Accounts Payable - trade	73,227	—
Accounts Payable - related party	$115,532	$—
Total Accounts Payable	188,759	—
Other Current Liabilities
Loan Payable - related party	2,359	2,359
Notes Payable	1,000,000	—
Total Other Current Liabilities	1,002,359	2,359
Total Current Liabilities	1,191,118	2,359
Total Liabilities	1,191,118	2,359
Equity
Additional Paid-in-Capital	2,296,546	68,000
Common Stock (25,000,000 shares authorized, 24,000,000 shares issued and outstanding, and 8,000,000 issued and outstanding)	24,000	8,000
Stock Issued for Future Services	(250,000)	—
Accumulated Deficit	(767,323)	(78,301)
Total Equity	1,303,223	(2,301)
TOTAL LIABILITIES & EQUITY	$2,494,341	$58

See accompanying notes to Financial Statements.

SIAM IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Predecessor	Successor
	Jan 01, 06	Three months	Three months	Six months	Six months
	through	ended	ended	ended	ended
	May 11, 06	Jun 30, 06	Jun 30, 05	Jun 30, 06	Jun 30, 05
Revenue	$—	$—	$—	$—	$—

Cost of Goods Sold
Drill Pipe	$—	$1,450	$—	$1,450	$—

Operating Expenses
General and Administrative
Consulting Fees	$—	$625,061	$—	$625,061	$—
Commissions	50,000	—	—	—	—
Origination/Bank Fees	42	10,077	—	10,095	—
Insurance	—	22,823	—	22,823	—
Travel	—	1,407	—	1,407	—
Professional Fees	10,875	9,704	3,264	9,704	7,280
Office Supplies	—	97	—	97	—
Investor Relations	166	1,328	—	1,328	—
Printing	250	1,785	—	1,785	—
Registration/Filing Fees	—	214	—	214	—
Contract Services	5,000	11,990	—	11,990	—
Miscellaneous	—	9	6,287	9	3,800
Total G&A Expense	66,333	684,495	9,551	684,513	11,080

Losses from Operations	(66,333)	(685,945)	(9,551)	(685,963)	(11,080)

Other Income (Expenses)
Other Expense
Miscellaneous Expense	—	571	—	571	76
Interest Expense	—	2,488	—	2,488	—
Total Other Expense	—	3,059	—	3,059	76

Losses before provision for income taxes and minority interest	(66,333)	(689,004)	(9,551)	(689,022)	(11,156)

Provision from income taxes	—	—	—	—	—

Net Loss	$(66,333)	$(689,004)	$(9,551)	$(689,022)	$(11,156)

Basic and diluted loss per common share	$0.00	$(0.05)	$(0.01)	$(0.06)	$(0.01)

Basic and diluted weighted average common share outstanding	—	14,956,667	1,800,000	11,478,333	1,800,000

See Accompanying Notes to Financial Statements

SIAM IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Predecessor	Successor
	Jan 01, 06	Six months	Six Months
	through	ended	ended
	May 11, 06	Jun 30, 06	Jun 30, 05
Cash flow from Operating Activities:
Net Loss	$(66,333)	$(689,022)	$(11,156)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services		550,000	—
(Increase) Decrease in inventory		(451,500)	—
(Increase) Decrease in deposits and prepaids	(134,140)		—
Increase (Decrease) in accounts payable	184,375	113,594	(628)
Increase (Decrease) in intercompany payable	1,401,670		—
Net cash used by operating activities	$1,385,572	$(476,928)	$(11,784)

Cash flow from Investing Activities:
Cash acquired in acquisition	$	$3,942	$
Purchase of property and equipment	(1,381,629)	(173,169)	—
Net cash used by investing activities	$(1,381,629)	$(169,227)	$—

Cash flow from Financing Activities:
Increase in net borrowings	$	$1,000,000	$—
Change in investments			—
Issuance of common stock			—
Net cash provided by financing activities	$—	$1,000,000	$—

Net Decrease in cash	3,943	353,845	(11,784)
Cash at beginning of period	—	58	13,036

Cash at end of period	$3,943	$353,903	$1,252

See accompanying notes to financial statements

SIAM IMPORTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history - Siam Imports, Inc., a Nevada corporation, (hereinafter referred to as the “Company” or “Siam Imports”) was incorporated in the State of Nevada on May 27, 2003. The Company was formed to engage in the importation and distribution of SE Asian gifts and decorative items to the North American marketplace. The Company has sourced the following products in Thailand and has purchased samples in order to wholesale them to retail businesses starting around the Ontario region of Canada: hand made stainless steel cutlery, Thai silk products, products made from mango wood, ornamental wall hangings and all natural skin care and beauty products. The Company operations have been limited to general administrative operations, purchasing a limited amount of sample inventory, establishing its online webs store.

On May 12, 2006, the Company entered into a Securities Purchase Agreement (the “Agreement” with Apollo Resources International, Inc., a Utah corporation (“Apollo”). Pursuant to the Agreement, the Company has purchased from Apollo all of Apollo’s ownership in Apollo Drilling, LLC, a Texas limited liability company (“Apollo Drilling”), representing a controlling interest in the Company. The Company is now focused on providing contract drilling services to oil and natural gas exploration and production companies. The assets of the Company are comprised of one fully operational drilling rig, two disassemble, partial drilling rigs that require refurbishment, and inventory of drill pipe, and spare equipment, all of which is located in Oklahoma. The Company’s drilling rigs are capable of drilling to depths of up to 6,500 feet. The Company plans to acquire additional rigs and maintain a high utilization rate for the rigs, through the negotiation and execution of contracts for drilling services. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

The current demand for drilling services (and related equipment) in the oil and natural gas industry is greater than the supply. The number of available drilling rigs in the U.S. today is approximately half of the number available only twenty years ago. Yet oil and natural gas commodity prices are substantially higher than they were twenty years ago. Because of these conditions, the Company anticipates that it will be able to successfully place all of its rigs, as they come on-line, under multi-well drilling contracts, and gain a presence in the contract drilling market. Currently, the Company has one contract pending for drilling services.

In the Texas and Oklahoma markets, there is presently a 6-8 month wait for drilling rig services. The Company has received a number of inquiries about the availability of its drilling rigs, and it is anticipated that the level of interest in the Company’s services will be high.

The Company employs competent, experienced personnel that have extensive drilling operations and management experience. These employees are also knowledgeable about, and committed to safety and regulatory compliance.

As the Company acquires additional rigs and brings them on-line, the areas of operation will grow to include Oklahoma, Texas, New Mexico, Arizona, and Utah. Apollo holds an interest in energy assets in each of these states. Consequently, it is anticipated that the Company’s relationship with Apollo will enable the Company to maximize rig utilization.

The Company will not rely exclusively upon Apollo for its business, as the Company intends to acquire much of its work as a third party driller for non-affiliated oil and gas operators. The Company does anticipate, however, that it will be able to provide drilling services to Apollo during periods where the rigs are not committed to non-affiliated clients.

The Company may bargain its drilling services for opportunities to participate in oil and gas production from the wells which it drills for its non-affiliated clients.

Basis of Presentation - The May 12, 2006 transaction for the Company to acquire Apollo Drilling, LLC was recorded using the carryover basis of accounting using the guidance in statement of Financial Accounting Standards No. 141. The Company is treating Apollo Drilling, LLC as a predecessor entity per the guidance in Rule 405 of Regulation C. The definitions of a predecessor company set forth in Rule 405 of Regulation C, which explains that when an entity succeeds to substantially all of the business operations of an acquired entity, and the operations prior to the transaction are insignificant relative to the operations assumed or acquired, the entity acquired would typically be characterized as a predecessor entity.

Governmental/Environmental Regulations - The Company’s operations are subject to stringent federal, state and local laws and regulations governing the protection of the environment and human health and safety. Several of these laws and regulations relate to the disposal of hazardous oilfield waste and restrict the types, quantities and concentrations of such regulated substances that can be released into the environment. Several of these laws and regulations also require removal and remedial action and other cleanup under certain circumstances, often regardless of fault. Planning, implementation and maintenance of protective measures are required in order to prevent accidental discharges. The Company may be subjected to penalties and other cleanup requirements as a result of spills of oil, natural gas liquids, drilling fluids and other substances. Handling, storage and disposal of both hazardous and non-hazardous wastes are also subject to these regulatory requirements. In addition, drilling operations are often conducted in or near ecologically sensitive areas, which are subject to special protective measures and which may expose the Company to additional operation costs and liabilities for accidental discharges of oil, natural gas, drilling fluids, contaminated ware or other substances of for noncompliance with other aspects of applicable laws and regulations.

The federal Clean Water Act, as amended by the Oil Pollution Act, the federal Clean Air Act, the federal Resource Conservation and Recovery Act, CERCLA (Comprehensive Environmental Response, Compensation and Liability Act), the Safe Drinking Water Act, OSHA (Occupational Safety and Health Administration) and their state counterparts and similar statutes are the primary vehicles for imposition of such requirements and for civil, criminal and administrative penalties and other sanctions for violation of their requirements. The OSHA hazard communication standard, the Environmental Protection Agency “community right-to-know” regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require the Company to organize and report information about the hazardous materials used in operations to employees, state and local government authorities and local citizens. In addition, CERCLA and similar state statutes impose strict liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered responsible for the release or threatened release of hazardous substances into the environment. These persons include the current owner or operator of a facility where a release has occurred, the owner of operator of a facility at the time a release occurred and companies that disposed of or arranged for the disposal of hazardous substances found at a particular site. This liability may be joint and several. Such liability, which may be imposed for the conduct of others as well as for conditions others have caused, includes the cost of removal and remedial action as well as damages to natural resources. Few defenses exist to the liability imposed by environmental law and regulations. It is also not uncommon for third parties to file broad claims, against multiple parties, for personal injury and property damage caused by substances released into the environment.

The Company intends to operate in full compliance with all industry standard, recommended drilling practices, so as to limit expenditures related to environmental concerns. The Company is in the process of purchasing insurance from insurers of recognized financial responsibility, against such losses and risks and in such amounts as management of the Company believes to be prudent and customary in the businesses in which the Company is engaged, and will not commence activities until such insurance is in place.

Management of Company - The Company filed its articles of incorporation with the Nevada Secretary of State on May 27, 2003, indicating Sandra L. Miller on behalf of Resident Agents of Nevada, Inc. as the sole incorporator.

Effective May 15, 2006, Dennis Eldjarnson, President and Treasurer, and Debbie Eldjarnson, Secretary, and Taber Wetz, director, have stepped down from officer positions in Siam Imports, Inc. They each sold their respective shares to MAC Partners, LP on this date. The company filed its annual list of officers and directors with the Nevada Secretary of State on May 24, 2006, indicating its President, and a director, as Wayne McPherson, its Secretary, and a director, as George Lowrance, its Treasurer as Robert Nelson, and William Pritchard as a director. All of these officer and director positions were effective as of May 15, 2006.

Going concern - The Company incurred net losses of approximately $767,323 from the period of May 27, 2003 (Date of Inception) through June 30, 2006, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. Of the two rigs that require refurbishment, work is in currently in process. The Company plans to acquire additional rigs and maintain a high utilization rate for the rigs, through the negotiation and execution of contracts for drilling services. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end - The Company’s year end is December 31.

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

2. PROPERTY AND EQUIPMENT

As of June 30, 2006, the Company owns $1,554,798 of equipment. This amount is comprised of one fully operation drilling rig, two disassembled partial drilling rigs that require refurbishment and spare equipment, all of which is located in Oklahoma. The Company acquired all of this equipment as a result of the May 12, 2006 purchase of ownership in Apollo Drilling, LLC.

As of June 30, 2006, the Company does not own any property and/or land.

3. STOCKHOLDER’S EQUITY

The Company has 25,000,000 shares authorized and 24,000,000 issued and outstanding as of June 30, 2006. The issued and outstanding shares were issued as follows:

500,000 common shares were issued to Dennis Eldjarnson on May 27, 2003 for the sum of $2,500 in cash.

500,000 common shares were issued to Debbie Eldjarnson on May 27, 2003 for the sum of $2,500 in cash.

800,000 common shares were issued to 32 investors in the Company’s Regulation D - Rule 504 offering for the sum of $40,000 in cash. The Regulation D - Rule 504 offering was declared effective by the State of Nevada on August 22, 2003, sold in September 2003 and a Form D was filed with the Securities and Exchange Commission.

6,200,000 common shares were issued to MAC Partners, LP on November 29, 2005 for $31,000 of consulting services.

The company has reclassed 24,800 from common stock at year end to 24,800 in additional paid in capital. There was no effect on the earnings per share in this reclassification. All adjustments have been made in order to present a fair and accurate presentation of the financials.

13,700,000 common shares were issued to Apollo Resources International, Inc. on May 12, 2006 pursuant to the purchase agreement of ownership in Apollo Drilling, LLC.

300,000 common shares were issued to BMI Consulting, Inc. on June 5, 2006 for $300,000 of consulting services.

2,000,000 common shares where issued to Nite Capital on June 29, 2006 for $500,000 worth of services.

4. LOAN FROM STOCKHOLDER

As of June 30, 2006, there is a total of $2,359 that has been forwarded by Dennis Eldjarnson, the former president, to the Company with no specific repayment terms. This loan is non-interest bearing.

5. RELATED PARTY TRANSACTIONS

May 15, 2006, MAC Partners, LP sold 6,200,000 common shares to Apollo Resources International, Inc.

May 15, 2006, Dennis Eldjarnson and Debbie Eldjarnson each sold their respective 500,000 common shares to MAC Partners, LP.

As of June 30, 2006, there is a total of $2,359 that has been forwarded by Dennis Eldjarnson, the former president, to the Company with no specific repayment terms. This is non-interest bearing.

The Company has $75,000 in related party accounts payable as of June 30, 2006. This payable was acquired in the May 12, 2006 purchase of ownership in Apollo Drilling, LLC from Apollo Resources International, Inc. for 13,700,000 common shares of Siam Imports, Inc.

As of June 30, 2006, the Company has an outstanding note payable to First Capital dba FCC. This note was collateralized by Apollo Resources International, Inc. with their 19,900,000 shares of Siam Imports, Inc.’s common stock. Upon the Company’s repayment of this note, Apollo will retain all of its shares of the Company that were put up as collateral.

6. STOCK OPTIONS

As of June 30, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. LITIGATION

As of June 30, 2006, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

8. SUBSEQUENT EVENTS

On July 6, 2006, the Company issued 250,000 common shares to Mammoth Corporation in return for $250,000 in cash, funded through Apollo Resources International.

9. ACQUISITIONS

On May 12, 2006 the Company acquired a 100% interest in Apollo Drilling, LLC, a Texas limited liability company, in exchange for 13,700,000 shares of the Company’s common stock.

This transaction was recorded using the carryover basis of accounting using the guidance in statement of Financial Accounting Standards No. 141. Therefore, the net assets and liabilities originally recorded have been recorded at carryover basis.

 The following is a condensed balance sheet disclosing the actual carrying values of Apollo Drilling, LLC’s assets and liabilities at the date of acquisition.

APOLLO DRILLING, LLC

BALANCE SHEET - UNAUDITED

May 12, 2006

ASSETS
Current Assets
Checking/Savings
Cash in Bank	$3,943
Total Checking/Savings	3,943
Other Current Assets
Deposits	134,140
Total Other Current Assets	134,140
Total Current Assets	138,083
Long Term Assets
Fixed Assets	1,381,629
Total Long Term Assets	1,381,629
TOTAL ASSETS	$1,519,712

LIABILITIES & DEFICIT
Liabilities
Current Liabilities
Accounts Payable
Accounts Payable - trade	166
Accounts Payable - Affiliate	$1,585,879
Total Accounts Payable	1,586,045
Total Current Liabilities	1,586,045
Total Liabilities	1,586,045
Deficit
Accumulated Deficit	(66,333)
Total Deficit	(66,333)
TOTAL LIABILITIES & DEFICIT	$1,519,712

The following represent the approximate pro-forma effect assuming the acquisition with Apollo Drilling, LLC had occurred on January 1, 2006, the beginning of the Company’s current fiscal year.

SIAM IMPORTS, INC.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED

For the Six Months Ended June 30, 2006

	SI	AD
	Six months ended		Consolidated
	Jun 30, 06	Jun 30, 06	Jun 30
Revenue
Revenue	$—	$—	$—

Cost of Sales	$—	$1,450	$1,450

Operating Expenses
Consulting Fees	$550,000	$75,061	$625,061
Commissions	—	50,000	50,000
Bank Charges	31	10,088	10,119
Insurance	—	22,823	22,823
Travel	—	1,407	1,407
Professional Fees	—	20,579	20,579
Office Supplies	—	97	97
Investor Relations	—	1,494	1,494
Printing	—	2,035	2,035
Registration/Filing Fees	—	214	214
Contract Services	—	16,990	16,990
Miscellaneous	9	—	9
Total Expense	550,040	200,788	750,828

Losses from Operations	(550,040)	(200,788)	(750,828)

Other Income (Expenses)
Other Expense
Miscellaneous Expense	—	571	571
Interest Expense	—	2,488	2,488
Total Other Expense	—	3,059	3,059

Losses before provision for income taxes and minority interest	(550,040)	(205,297)	(755,337)

Provision from income taxes	—	—	—

Net Loss	$(550,040)	$(205,297)	(755,337)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

Three Months Ended June 30, 2006 compared to Three Months Ended June 30,2005

We are a development stage company and have not yet generated any revenues since inception.

Operating expenses were $689,004 for the three months ended March 31, 2006, as compared to $9,551 for the three months ended June 30, 2005. The increase in the operating expenses is a result of the Company changing its business focus to drilling and preparing the drilling rigs for operation.

Net loss was $689,004 or $0.03 per share for the three months ended June 30, 2006, as compared to net loss of $9,551 or $0.01 per share for the three months ended June 30, 2005. The increase deficit is a result of the Company changing its business focus to drilling and preparing the rigs for operation.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

We are a development stage company and have not yet generated any revenue since inception.

Operating expenses were $689,022 for the six months ended June 30, 2006, as compared to $11,156 for the six months ended June 30, 2005. The increase in the operating expenses is a result of the Company changing its business focus to drilling and preparing the drilling rigs for operation.

Net loss was $689,022 or $0.06 per share for the six months ended June 30, 2006, as compared to net loss of $11,156 or $0.01 per share for the six months ended June 30, 2005. The increase deficit is a result of the Company changing its business focus to drilling and preparing the rigs for operation.

Liquidity and Capital Resources

Net cash provided for the six months ended June 30, 2006 was $353,845, compared to the $11,784 net cash used in operating activities for the six months ended June 30, 2005.

Cash used in operating activities was $476,928 for the six months ended June 30, 2006, compared to $11,784 for the six months ended June 30, 2006. The increase is primarily related to the Company changing its business focus to drilling and preparing the rigs for operation.

Net cash used in investing activities was $169,227 for the six months ended June 30, 2006, compared to $0 for the six months ended June 30, 2005. This increase is a result of the company acquiring Apollo Drilling, LLC and purchasing fixed assets.

Net cash provided by financing activities was $1,000,000 for the six months ended June 30, 2006, compared to $0 for the six months ended June 30, 2005. This increase is the result of a note payable will be used to help refurbish the drilling equipment and begin operations.

Off-Balance Sheet Arrangements

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

The financial statements and accompanying notes included herein were prepared in accordance with generally accepted accounting principles. Preparing financial statements requires our Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes, accounting for environmental matters, and foreign currency translation.

We also apply SFAS No. 128, Earnings Per Share, for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings.

We have also adopted SFAS No. 52, Foreign Currency Translation, which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in the consolidated statements of stockholders’ equity and comprehensive income.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

Date of Filing	Subject

May 19, 2006	Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers
May 19, 2006	Completion of Acquisition or Disposition of Assets

Exhibits

Exhibit 10.1	Term Loan and Joinder Agreement
Exhibit 31.1	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Act on 1934.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act on 1934.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIAM IMPORTS, INC.,

a Nevada corporation (Registrant)

/s/ George Lowrance
Dated: August 22, 2006	By:	George Lowrance, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

SIAM IMPORTS, INC.,

a Nevada corporation (Registrant)

Dated: August 22, 2006	By:	/s/ George Lowrance
George Lowrance, CEO and Director

Dated: August 22, 2006	By:	/s/ Robert Nelson
Robert Nelson, CFO