Form 10QSB
period 2006-09-30
APOLLO DRILLING, INC.
filed 2006-11-20
CIK 1295923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                              Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

☐                                 Transition report under Section 13 or 15(d) of the Exchange Act

Commission File Number 0-50834

Apollo Drilling, Inc.

(Formerly Siam Imports, Inc)

(Exact name of registrant as specified in its charter)

Nevada	73-1668122
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3001 Knox Street, Suite 403
Dallas, TX	75205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  214-389-9800

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

Yes ☐ No  ☒

At November 20 2006, there were 175,140,000 shares of our common stock issued and outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to such rules and regulations for interim financial statements. Management believes the disclosures made are adequate to make the information not misleading and recommends that these unaudited interim financial statements be read in conjunction with the audited financial statements and notes included in our Form 10K-SB as of December 31, 2005, which can be found on the SEC Website at www.sec.gov under SEC File Number 000-50834.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.

APOLLO DRILLING, INC.
BALANCE SHEET

	Unaudited as of Sep 30, 06	Audited as of Dec 31, 05
ASSETS
Current Assets
Cash	$64,170	$58
Inventory	451,500	—
Deposits, Advances, Prepaids	48,248	—
Total Current Assets	563,918	58
Fixed Assets	1,725,994
Total Long-Term Assets	1,725,994	—
TOTAL ASSETS	$2,289,912	$58

LIABILITIES & EQUITY
Current Liabilities
Accounts Payable
Accounts Payable—trade	159,463	—
Loan Payable—related party	2,359	2,359
Notes Payable	1,000,000	—
Total Current Liabilities	$1,161,822	$2,359
Equity
Common Stock (25,000,000 shares authorized, 24,250,000 shares issued and outstanding at 9-30-06, and 8,000,000 at 12-31-05)	24,250	8,000
Additional Paid-in-Capital	2,546,296	68,000
Retained Earnings	(1,442,456)	(78,301)
Total Equity	1,128,090	(2,301)
TOTAL LIABILITIES & EQUITY	$2,289,912	$58

See accompanying notes to Financial Statements.

APOLLO DRILLING, INC.
STATEMENTS OF OPERATIONS

	Three months ended Sep 30, 06	Three months ended Sep 30, 05	Nine months ended Sep 30, 06	Nine months ended Sep 30, 05
Revenue	$—	$—	$—	$—

Cost of Goods Sold
Rentals	5,000		5,000
Welding	3,195		3,195
Drill Pipe		—	1,450	—
Total Cost of Sales	8,195		9,645
Operating Expenses
General and Administrative
Consulting Fees	312,330	—	937,391	—
Commissions	30,000	—	30,000	—
Payroll Expenses	21,500		21,500
Origination/Bank Fees	106,215	—	116,292	—
Insurance	102,696	—	125,519	—
Travel	6,677	—	8,084	—
Professional Fees	38,206	—	47,911	7,280
Office Supplies	325	—	422	—
Investor Relations	1,067	—	2,394	—
Printing	1,321	—	3,105	—
Registration/Filing Fees	214	—	214	—
Office Rent	5,000	—	5,000
Contract Services	11,245	—	23,235	—
Other G&A Expenses	1,392	1,172	1,615	4,972
Total G&A Expense	638,188	1,172	1,322,682	12,252

Losses from Operations	(646,383)	(1,172)	(1,332,327)	(12,252)

Other Income (Expenses)
Other Expense
Miscellaneous Expense	—	—	571	76
Interest Expense	28,750	—	31,238	—
Total Other Expense	28,750	—	31,809	76

Losses before provision for income taxes and minority interest	(675,133)	(1,172)	(1,364,136)	(12,328)

Provision from income taxes	—	—	—	—

Net Loss	$(675,133)	$(1,172)	$(1,364,136)	$(12,328)

Basic and diluted loss per common share	$(0.03)	$(0.01)	$(0.09)	$(0.01)

Basic and diluted weighted average common share outstanding	24,236,413	1,800,000	15,251,809	1,800,000

See Accompanying Notes to Financial Statements

APOLLO DRILLING, INC.
STATEMENTS OF CASH FLOWS

	Nine Months ended Sep 30, 06	Nine Months ended Sep 30, 05
Cash flow from Operating Activities:
Net Loss	$(1,364,136)	$(12,328)

Non Cash Expenses	$
Depreciation	135	—
Amortization	800	—
Non Cash Stock Expense	800,000	—

Adjustments to reconcile net loss to net cash used by operating activities:

(Increase) Decrease in inventory	(451,500)	—
(Increase) Decrease in deposits, prepaids, advances	85,092	—
Increase (Decrease) in accounts payable	100,200	(628)
Increase (Decrease) in affiliated company payable	(15,903)	—
Net cash used by operating activities	$(845,312)	$(12,956)

Cash flow from Investing Activities:
Cash acquired in acquisition	$3,924	$—
Purchase of property and equipment	(344,500)	—
Net cash used by investing	$(340,576)	$—

Cash flow from Financing Activities:
Increase in net borrowings	$1,000,000	$—
Change in investments	—	—
Issuance of common stock	250,000	—
Net cash provided by financing activities	$1,250,000	$—

Net Increase (Decrease) in cash	64,112	(12,956)
Cash at beginning of period	58	13,036
Cash at end of period	$64,170	$80
Interest paid	9,688	-0-
Taxes paid	-0-	-0-

See accompanying notes to financial statements

APOLLO DRILLING, INC.
NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history — Apollo Drilling, Inc., (formerly Siam Imports, Inc.), (hereinafter referred to as the “Company” or “Apollo Drilling”) was incorporated in the State of Nevada on May 27, 2003. The Company was formed to engage in the importation and distribution of SE Asian gifts and decorative items to the North American marketplace.

On May 12, 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Apollo Resources International, Inc., a Utah corporation (“Apollo”). Pursuant to the Agreement, the Company has purchased from Apollo all of Apollo’s ownership in Apollo Drilling, LLC, a Texas limited liability company, representing a controlling interest in the Company. The Company is now focused on providing contract drilling services to oil and natural gas exploration and production companies. The assets of the Company are comprised of one fully operational drilling rig, two disassembled, partial drilling rigs that require refurbishment, and inventory of drill pipe, and spare equipment. The Company’s drilling rigs are capable of drilling to depths of up to 6,500 feet. The Company plans to acquire additional rigs and maintain a high utilization rate for the rigs, through the negotiation and execution of contracts for drilling services. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

The current demand for drilling services (and related equipment) in the oil and natural gas industry is greater than the supply. The number of available drilling rigs in the U.S. today is approximately half of the number available only twenty years ago. Yet oil and natural gas commodity prices are substantially higher than they were twenty years ago. Because of these conditions, the Company anticipates that it will be able to successfully place all of its rigs, as they come on-line, under multi-well drilling contracts, and gain a presence in the contract drilling market. Currently, the Company has one contract for drilling services.

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

Basis of Presentation — The May 12, 2006 transaction for the Company to acquire Apollo Drilling, LLC was recorded using the carryover basis of accounting using the guidance in statement of Financial Accounting Standards No. 141. The Company treated Apollo Drilling, LLC as a predecessor entity in the June 30, 2006 10-QSB per the guidance in Rule 405 of

Regulation C. The definitions of a predecessor company set forth in Rule 405 of Regulation C, which explains that when an entity succeeds to substantially all of the business operations of an acquired entity, and the operations prior to the transaction are insignificant relative to the operations assumed or acquired, the entity acquired would typically be characterized as a predecessor entity.

Governmental/Environmental Regulations — The Company’s operations are subject to stringent federal, state and local laws and regulations governing the protection of the environment and human health and safety. Several of these laws and regulations relate to the disposal of hazardous oilfield waste and restrict the types, quantities and concentrations of such regulated substances that can be released into the environment. Several of these laws and regulations also require removal and remedial action and other cleanup under certain circumstances, often regardless of fault. Planning, implementation and maintenance of protective measures are required in order to prevent accidental discharges. The Company may be subjected to penalties and other cleanup requirements as a result of spills of oil, natural gas liquids, drilling fluids and other substances. Handling, storage and disposal of both hazardous and non-hazardous wastes are also subject to these regulatory requirements. In addition, drilling operations are often conducted in or near ecologically sensitive areas, which are subject to special protective measures and which may expose the Company to additional operation costs and liabilities for accidental discharges of oil, natural gas, drilling fluids, contaminated ware or other substances of for noncompliance with other aspects of applicable laws and regulations.

The federal Clean Water Act, as amended by the Oil Pollution Act, the federal Clean Air Act, the federal Resource Conservation and Recovery Act, CERCLA (Comprehensive Environmental Response, Compensation and Liability Act), the Safe Drinking Water Act, OSHA (Occupational Safety and Health Administration) and their state counterparts and similar statutes are the primary vehicles for imposition of such requirements and for civil, criminal and administrative penalties and other sanctions for violation of their requirements. The OSHA hazard communication standard, the Environmental Protection Agency “community right-to-know” regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require the Company to organize and report information about the hazardous materials used in operations to employees, state and local government authorities and local citizens. In addition, CERCLA and similar state statutes impose strict liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered responsible for the release or threatened release of hazardous substances into the environment. These persons include the current owner or operator of a facility where a release has occurred, the owner or operator of a facility at the time a release occurred and companies that disposed of or arranged for the disposal of hazardous substances found at a particular site. This liability may be joint and several. Such liability, which may be imposed for the conduct of others as well as for conditions others have caused, includes the cost of removal and remedial action as well as damages to natural resources. Few defenses exist to the liability imposed by environmental law and regulations. It is also not uncommon for third parties to file broad claims, against multiple parties, for personal injury and property damage caused by substances released into the environment.

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

Going concern — The Company incurred net losses of approximately $1,442,456 from the period of May 27, 2003 (Date of Inception) through September 30, 2006, raising substantial doubt about the Company’s ability to continue as a going concern. The Company plans to acquire additional rigs and maintain a high utilization rate for the rigs, through the negotiation and execution of contracts for drilling services. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2. PROPERTY AND EQUIPMENT

As of September 30, 2006, the Company owns $1,689,641 of equipment. This amount is comprised of one fully operation drilling rig, two disassembled partial drilling rigs that require refurbishment and spare equipment. The Company acquired all of this equipment as a result of the May 12, 2006 purchase of ownership in Apollo Drilling, LLC.

3. STOCKHOLDER’S EQUITY

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

250,000 common shares were issued to Mammoth Corporation on July 6, 2006 for $250,000 in cash.

4. LOAN FROM STOCKHOLDER

As of September 30, 2006, there is a total of $2,359 that has been forwarded by Dennis Eldjarnson, the former president, to the Company with no specific repayment terms. This loan is non-interest bearing.

5. RELATED PARTY TRANSACTIONS

As of September 30, 2006, there is a total of $2,359 that has been forwarded by Dennis Eldjarnson, the former president, to the Company with no specific repayment terms. This is non-interest bearing.

The Company has $75,000 in related party accounts payable as of September 30, 2006. This payable was acquired in the May 12, 2006 purchase of ownership in Apollo Drilling, LLC from Apollo Resources International, Inc. for 13,700,000 common shares of Apollo Drilling, Inc.  This related party payable was paid in full on November 8, 2006.

As of September 30, 2006, the Company has an outstanding note payable to First Capital dba FCC. This note is collateralized by the Company’s fully operational and two partial drilling rigs.

6. STOCK OPTIONS

As of September 30, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. LITIGATION

As of September 30, 2006, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

8. SUBSEQUENT EVENTS

On September 25, 2006, the Board of Directors approved the following corporate actions by written consent, which became effective in October, in lieu of a meeting pursuant to Section 78.320 of the Nevada General Corporation Law:

The reincorporation merger of our company pursuant to which we will merge with and into Apollo Drilling, Inc., a Delaware corporation formed for such purposes, which will result in:

•                    a change of domicile of the company from the State of Nevada to the State of Delaware;

•                    the change of the corporate name to “Apollo Drilling, Inc.”;

•                    the right to receive seven (7) shares of common stock, par value $0.001 per share, of Apollo Drilling for each one (1) share of our common stock, par value $0.001 per share, owned as of the effective time of the reincorporation merger;

•                    the persons presently serving as executive officers and directors serving in their same respective positions with Apollo Drilling;

•                    the adoption of a new Certificate of Incorporation under the laws of the State of Delaware, pursuant to which our authorized capital stock will be changed from 25,000,000 shares of authorized capital stock, all of which are common stock, par value $0.001 per share, to 515,000,000 shares of authorized capital stock, consisting of 500,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of “blank check” preferred stock, par value $0.001 per share, with the right conferred upon the Board of Directors to set the dividend, voting, conversion, liquidation and other rights, as well as the qualifications, limitations and restrictions, with respect to the preferred stock as the Board of Directors may determine from time to time; and

•                    the adoption of new Bylaws under the laws of the State of Delaware.

On October 9, 2006, the company regretfully announced the passing of Mr. George G. Lowrance, it’s Chief Executive Officer and Chairman of it’s Board of Directors.  Effective October 13, Mr. Dennis McLaughlin was appointed Chairman of the Board and interim Chief Executive Officer.

Effective November 10, 2006, the company entered into a Drilling Services Agreement with MexTex Operating Company.  The agreement calls for the Company to contract it’s first drilling rig and workover equipment to MexTex for a term of two years at a standard rate of $15,000 per day.  The rig recently completed three commercial gas wells for MexTex pursuant to an interim short term day rate contract.

9. ACQUISITIONS

On May 12, 2006 the Company acquired a 100% interest in Apollo Drilling, LLC, a Texas limited liability company, in exchange for 13,700,000 shares of the Company’s common stock, as discussed in the June 30, 2006 10-QSB.

No additional acquisitions have been planned or are in progress at September 30, 2006.

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

Apollo Drilling, Inc.
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
For the Nine Months Ended September 30, 2006

	AD INC	AD LLC
	Nine months ended		Consolidated
	Sep 30, 06	Sep 30, 06	Sep 30
Revenue
Revenue	$—	$—	$—

Cost of Sales	$—	$9,645	$9,645

Operating Expenses
Consulting Fees	$805,000	$132,391	$937,391
Commissions	—	80,000	80,000
Payroll Expenses		21,500	21,500
Bank Charges	31	116,303	116,334
Insurance	—	125,519	125,519
Travel	—	8,084	8,084
Professional Fees	—	58,786	58,786
Supplies	—	422	422
Investor Relations	—	2,560	2,560
Printing	—	3,355	3,355
Office Rent	—	5,000	5,000
Registration/Filing Fees	—	214	214
Contract Services	—	28,235	28,235
Other	9	1,606	1,615
Total Expense	805,040	583,975	1,389,015

Losses from Operations	(805,040)	(583,975)	(1,389,015)

Other Income (Expenses)
Other Expense
Miscellaneous Expense	—	571	571
Interest Expense	—	31,238	31,238
Total Other Expense	—	31,809	31,809

Losses before provision for income taxes and minority interest	(805,040)	(625,429)	(1,430,469)

Provision from income taxes	—	—	—

Net Loss	$(805,040)	$(625,429)	(1,430,469)

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

Overview

We are a development stage company and have not yet generated any revenues, but we expect to begin active drilling operations in October 2006. We may need to raise additional capital in the future through equity or debt financings or capitalize on other business opportunities in order to continue operations. There can be no assurance that we will be able to raise additional financing on favorable terms or that we will generate any interest in our proposed operations sufficient to provide the funds we require to continue with our current business plans.

Results of Operations

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

We have not yet generated any revenues.

Operating expenses were $646,383 for the three months ended September 30, 2006, as compared to $1,172 for the three months ended September 30, 2005. The increase in the operating expenses is a result of the Company changing its business focus to drilling and preparing the drilling rigs for operation.

Net loss was $675,133 or $0.03 per share for the three months ended September 30, 2006, as compared to net loss of $1,172 or $0.01 per share for the three months ended September 30, 2005. The increase deficit is a result of the Company changing its business focus to drilling and preparing the rigs for operation.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

We are a development stage company and have not yet generated any revenue.

Operating expenses were $1,332,327 for the nine months ended September 30, 2006, as compared to $12,252 for the nine months ended September 30, 2005. The increase in the operating expenses is a result of the Company changing its business focus to drilling and preparing the drilling rigs for operation.

Net loss was $1,364,136 or $0.09 per share for the nine months ended September 30, 2006, as compared to net loss of $12,328 or $0.01 per share for the nine months ended September 30, 2005. The increased deficit is a result of the Company changing its business focus to drilling and preparing the rigs for operation.

Liquidity and Capital Resources

Cash used in operating activities was $845,312 for the nine months ended September 30, 2006, compared to $12,956 for the nine months ended September 30, 2005. The increase is primarily related to the Company’s net loss related to changing its business focus to drilling and preparing the rigs for operation.

Net cash used in investing activities was $340,576 for the nine months ended September 30, 2006, compared to $0 for the nine months ended September 30, 2005. This increase is a result of the company acquiring Apollo Drilling, LLC and purchasing fixed assets.

Net cash provided by financing activities was $1,000,000 for the nine months ended September 30, 2006, compared to $0 for the nine months ended September 30, 2005. This increase is the result of a note payable will be used to help refurbish the drilling equipment and begin operations.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

Date of Filing	Subject
May 19, 2006	Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers
May 19, 2006	Completion of Acquisition or Disposition of Assets
September 25, 2006	Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers
October 9, 2006	Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers
October 17, 2006	Material Modification to Rights of Security Holders
November 10, 2006	Entry into a Material Definitive Agreement

Exhibits
Exhibit 10.1	Term Loan and Joinder Agreement
Exhibit 31.1	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Act on 1934.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act on 1934.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Schedule 14C Information

Date of Filing	Subject
September 25	Reincorporation Merger Agreement

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO DRILLING, INC.,
a Nevada corporation (Registrant)

	By:	/s/ Dennis McLaughlin
Dennis McLaughlin, CEO and Director

	By:	/s/ Robert Nelson
Robert Nelson, CFO and Director
Dated: November 20, 2006