Form 10KSB
period 2006-12-31
APOLLO DRILLING, INC.
filed 2007-07-11
CIK 1295923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-25873

APOLLO DRILLING, INC.
(Formerly Siam Imports, Inc.)
(Exact name of registrant as specified in its charter)

Delaware	73-1668122
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Knox Street, Suite 403, Dallas, Texas (Address of principal executive offices)	75205 (Zip Code)

(Registrant’s telephone number, including area code)
(214) 389-9800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $.001 per share	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:
Rights to purchase common stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) or the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  Yes ☐     No ☑

As of December 31, 2006 the registrant reported revenue of $1,201,451.

As of May 22, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,199,000 based on the OTC Bulletin Board closing price of $0.10.

As of May 22, 2007, there were 222,090,000 shares of the registrant’s common stock outstanding.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history — Apollo Drilling, Inc. (the “Company”) was incorporated on May 27, 2003 in the State of Nevada originally under the name of Siam Imports. On May 12, 2006, the Company consummated a Securities Purchase Agreement (the “Agreement”) with Apollo Resources International, Inc. (“Apollo Resources”), a Utah corporation, to acquire 100% of Apollo Resources ownership interest in Apollo Drilling, LLC, a Texas limited liability company in exchange for 95,900,000 (post-split) shares of the Company’s common stock (hereinafter referred to as “Apollo Transaction”). In addition, as part of the agreement the Company also affected a 7-for-1 reverse split of its common shares. As a result, Apollo Drilling, LLC has become a wholly owned subsidiary of the Company. Prior to the Apollo Transaction, the Company was non-operating public company with no operations and nominal assets; 56,000,000 (post-split) shares of common stock issued and outstanding; and Apollo Drilling, LLC was a privately held operating company. The Apollo Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the Apollo Transaction is equivalent to the issuance of shares by a private company (Apollo Drilling, LLC) for the nominal assets of a non-operational public company, accompanied by a recapitalization. The accounting for Apollo Transaction is similar to that resulting from a reverse acquisition, except goodwill is not recorded. Accordingly, the historical financial information of the accompanying financial statements are that of Apollo Drilling, LLC which the 95,900,000 shares issued by the Company are considered the historical outstanding shares of Apollo Drilling, LLC for accounting purposes. The Company’s operating activities are conducted through its wholly owned subsidiary, Apollo Drilling, LLC.

Apollo Drilling, LLC, a Texas Limited Liability Company, was incorporated on February 10, 2006. The Company provides contract drilling services to oil and natural gas exploration and production companies. The primary assets of Apollo Drilling, LLC are fully operational drilling rig and drill pipe inventory located in Texas and non-operating drilling rigs that require refurbishment and spare equipment, located in Oklahoma. The drilling rigs are capable of drilling to depths of up to 6,500 feet. The Company plans to acquire additional rigs and maintain a high utilization rate for the rigs, through the negotiation and execution of contracts for drilling services.

Governmental/Environmental Regulations — the Company’s operations are subject to stringent federal, state and local laws and regulations governing the protection of the environment and human health and safety. Several of these laws and regulations relate to the disposal of hazardous oilfield waste and restrict the types, quantities and concentrations of such regulated substances that can be released into the environment. Several of these laws and regulations also require removal and remedial action and other cleanup under certain circumstances, often regardless of fault. Planning, implementation and maintenance of protective measures are required in order to prevent accidental discharges. The Company may be subjected to penalties and other cleanup requirements as a result of spills of oil, natural gas liquids, drilling fluids and other substances. Handling, storage and disposal of both hazardous and non-hazardous wastes are also subject to these regulatory requirements. In addition, drilling operations are often conducted in or near ecologically sensitive areas, which are subject to special protective measures and which may expose the Company to additional operation costs.

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

The Company intends to operate in full compliance with all industry standard, recommended drilling practices, so as to limit expenditures related to environmental concerns. The Company has purchased insurance from insurers of recognized financial responsibility, against such losses and risks and in such amounts as management of the Company believes to be prudent and customary in the businesses in which the Company is engaged.

Going Concern

The Company incurred net losses of approximately $1,906,634 from the period of February 10, 2006 (Date of Inception) through December 31, 2006, raising substantial doubt about the Company’s ability to continue as a going concern. The Company plans to acquire additional rigs and maintain a high utilization rate for the rigs, through the negotiation and execution of contracts for drilling services. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company as a going concern.

Competition

The Company operates in the highly competitive areas of oil and natural gas exploration and production. The Company faces intense competition from both major and other independent oil and natural gas companies seeking to acquire the equipment and expertise necessary to develop and operate our properties.

Many of the Company’s competitors have substantially greater financial and other resources, and some of them are fully integrated oil companies. These companies may be able to pay more for development prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company’s financial or human resources permit. The Company’s ability to develop and exploit its oil and natural gas properties and to acquire additional properties in the future will depend upon its ability to successfully conduct operations, evaluate and select suitable properties and consummate transactions in this highly competitive environment.

Competition related to the development of alternative fuels, specifically biodiesel and hydrogen, is difficult to determine due to the nature of stage in development of each process. Nationally, there is significant research and development being conducted in the areas of biodiesel and hydrogen fuel generation. The Company believes that most of its current competitors and future competitors will most likely have significantly greater assets, resources, experience and research and development capabilities.

Environmental Liabilities

Oil and gas operations are subject to many risks, including well blowouts, imploding and explosions, pipe failure, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine or well fluids, and other environmental hazards or risks. The Company’s drilling operations involve risks from high pressures and from mechanical difficulties such as stuck pipes, collapsed casings and separated cables. If any of these risks occur, the Company could sustain substantial losses including:

•	injury or loss of life,

•	severe damage to or destruction of property, natural resources and equipment,

•	pollution or other environmental damage,

•	clean-up responsibilities,

•	regulatory investigations and penalties, and

•	suspension of operations.

The Company’s liability for environmental hazards includes those created by the previous owners of properties that are purchased or leased or by acquired companies prior to the date of acquisition. The Company maintains insurance against some, but not all, of the risks described above.

Environmental Regulations

Various federal, state and local laws and regulations concerning the discharge of contaminants into the environment, the storage, transportation and disposal of contaminants, and the protection of public health, natural resources, wildlife and the environment affect the Company’s exploration, development and production operations. The Company must take into account the cost of complying with environmental regulations in planning, designing, drilling, operating and abandoning wells. In most instances, the regulatory requirements relate to the handling and disposal of drilling and production waste products, water and air pollution control procedures, and the remediation of petroleum-product contamination. In addition, operations may require the Company to obtain permits for, among other things,

•	air emissions,

•	discharges into surface waters, and

•	the construction and operation of underground injection wells or surface pits to dispose of saltwater and other non-hazardous oilfield wastes.

Under state and federal laws, the Company could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by the Company or prior owners or operators in accordance with current laws or otherwise, to suspend or cease operations in contaminated areas, or to perform remedial well plugging operations or cleanups to prevent future contamination. The Environmental Protection Agency and various state agencies have limited the disposal options for hazardous and non-hazardous wastes. The owner and operator of a site, and persons that treated, disposed of or arranged for the disposal of hazardous substances found at a site, may be liable, without regard to fault or the legality of the original conduct, for the release of a hazardous substance into the environment. The Environmental Protection Agency, state environmental agencies and, in some cases, third parties are authorized to take actions in response to threats on human health or the environment and to seek to recover from responsible classes of persons the cost of such action. Furthermore, certain wastes generated by our oil and natural gas operations that are currently exempt from treatment as hazardous wastes may, therefore, be subject to considerably more rigorous and costly operating and disposal requirements.

Federal and state occupational safety and health laws require the Company to organize information about hazardous materials used, released or produced in operations. Certain portions of this information must be provided to employees, state and local government authorities and local citizens. The Company is also subject to the requirements and reporting set forth in federal workplace standards.

The Company has made and will continue to make expenditures to comply with environmental regulations and requirements. These are necessary business costs in the oil and gas industry. Although the Company is not fully insured against all environmental risks, we maintain insurance coverage which is customary in the industry. Moreover, it is possible that other developments, such as stricter and more comprehensive environmental laws and regulations, as well as claims for damages to property or persons resulting from Company operations, could result in substantial costs and liabilities, including civil and criminal penalties. The Company believes it is in compliance with existing environmental regulations. Any noncompliance could have a material adverse effect on the Company’s operations or earnings.

Employees

At May 22, 2007, the Company had a total of four employees, of which all are full-time. The Company’s employees are not represented by a labor union and are not subject to any collective bargaining agreement. The Company considers its employee relations to be good.

Securities and Exchange Commission

Apollo Drilling is required to file reports with the Securities and Exchange Commission “SEC” pursuant to Section 13 or 15(d) of The Securities and Exchange Act of 1934. Apollo Drilling routinely files certain reports to the SEC. These forms include:

Form 10-KSB        Annual Report

Form 10-QSB        Quarterly Report

Form 8-K            Current Reports

The public may read and copy any materials filed to the SEC by the Company at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s filings to the SEC are submitted electronically and can be accessed via the SEC’s website at (http://www.sec.gov).

ITEM 2.	DESCRIPTION OF PROPERTIES

As of December 31, 2006, the Company owns $1,765,180 (net of accumulated depreciation of $34,102) of equipment comprised of one fully operation drilling rig located in Texas and two disassembled partial drilling rigs that require refurbishment and spare equipment located in Oklahoma.

ITEM 3.	LEGAL PROCEEDINGS

On February 13, 2007 The Cervelle Group, filed a complaint against the Company alleging breach of contract by failing to pay $20,000 and issue 10,000 shares of the Company’s common stock for services performed. The Company intends to vigorously defend this claim.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

•	the adoption of new Bylaws under the laws of the State of Delaware.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Registrant’s Common Equity

The Company’s common stock is traded on the OTCBB under the symbol APDR.OB. The stock prices set forth below represent the highest and lowest sales prices per share of the Company’s common stock as reported by the OTCBB. The prices reported in the following table reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions. Prices after October 18, 2006 reflect the 7 to 1 stock split. Prior to august 2006 the Company’s common stock did not trade on any public exchange.

Quarter Ended	High	Low

December 31, 2006	$0.32	$0.07
September 30, 2006	$0.40	$0.15

Holders of Record

As of May 31, 2007 there were approximately 32 holders of record of the Company’s common stock.

Dividends

The Company’s has paid no cash dividends on its common stock.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at this time.

Description of Securities

Common Stock. At May 22, 2007, the Company had 222,090,000 shares of its common stock outstanding and 500,000,000 shares authorized. Common stock holders have full voting rights.

Preferred Stock At May 22, 2007 the Company had 15,000,000 authorized and none issued or outstanding.

As of May 22, 2007 there were 188,691,000 shares issued and outstanding to officers and directors and affiliates.

At December 31, 2006 there were no equity compensation plans approved or outstanding and no options granted or outstanding.

Change in Securities and Use of Proceeds

Changes in equity securities are as follows:

On November 11, 2006, 1,700,000 common shares were issued for $408,000 worth of services.

On November 30, 2006, 525,000 common shares issued for $25,000 in cash.

On November 30, 2006, 525,000 common shares issued for $25,000 in cash.

On November 30, 2006, 2,800,000 common shares issued for $160,000 in cash.

On December 4, 2006, 500,000 common shares issued for $95,000 in services.

On December 4, 2006, 1,540,000 common shares issued for $100,000 in cash.

The Company is seeking working capital and funds to upgrade and purchase equipment to increase oil and natural gas production.

ITEM 6.	MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the Company’s Financial Statements and the notes thereto and the other information included in Item 7 of this Annual Report on Form 10-KSB.

Overview

The Company derives its revenue primarily from providing oil and natural gas exploration drilling services The Company also focused on raising capital through private placements of its common stock and securing collateralized debt financing essential to providing the capital to expand its business operations.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions.

Revenue Recognition

Oil and natural gas exploration drilling revenue is recognized at the time services are provided.

Results of Operations

Due to Apollo Drilling operations beginning February 10, 2006 (Inception), only fiscal 2006 operations will be discussed.

Sales

The Company recorded revenue of $1,201,451 for 2006. The Company commenced operations in October 2006. The Company provided drilling services to the parent, Apollo Resources International, Inc.

Cost of Sales

Cost of sales was $286,175 in 2006, and consisted of drilling supplies.

Operating Expenses

Operating expenses were $2,597,957 in 2006 and consisted primarily of approximately $1,303,000 in consulting services, of which all were related to stock issued for services, compensation of $338,960, and insurance of $272,753, and other SGA expenses of $649,142 consisting of consulting fees of $229,426, and financing and bank fees of $116,332, and professional fees of $118,924.

Other Income and Expenses

A fixed asset valuation reserve was recorded totaling $168,745.

Liquidity and Capital Resources

Cash used in operating activities was $608,509 in 2006. This is primarily related to startup costs incurred by the Company in fiscal 2006.

Net cash used in investing activities was $1,968,027 in fiscal 2006 due to the acquisition of property, plant and equipment.

Net cash provided by financing activities was $3,002,244 in fiscal 2006, and consisted primarily of proceeds from sales of common stock of $560,000, proceeds from notes payable of $1,000,000 and shares issued for the acquisition totaling $1,442,244.

During the period ending December 31, 2006, the Company recorded a net loss of $1,906,634. The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas drilling operations.

There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. As of December 31, 2006, the Company continued to seek other financing from private placements and other acquisitions to expand its operations.

The Company’s need to raise additional equity or debt financing and the Company’s ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and the Company’s ability to successfully raise capital and implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance its debt. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such a case, this could result in a substantial portion of the Company’s indebtedness becoming immediately due and payable. As a result, the Company may not be able to continue operations due to liens, collateralized notes or other secured positions placed on the Company’s assets.

Off-Balance Sheet Arrangements

At December 31, 2006 the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Risk Factors

The Company’s limited operating history makes evaluating its business and prospects difficult.

The Company’s limited operating history make it difficult to evaluate its current business and prospects or to accurately predict its future revenues or results of operations. The Company’s revenue and income potential are unproven, and its business plan is constantly evolving. The oil and gas industry is constantly changing and the market for alternative fuels is evolving; therefore the Company may need to continue to modify its business plan to adapt to these changes. As a result, the Company is more vulnerable to risks, uncertainties, expenses and difficulties than more established companies.

The Company has operating losses and it anticipates losses for the foreseeable future. Unless the Company is able to generate profits and positive cash flow it may not be able to continue operations.

The Company incurred a net loss of $1,906,634 for the year ended December 31, 2006. The Company expects operating losses to continue for the foreseeable future as it incurs expenditures for future acquisitions and general business enhancement.

With increased on-going operating expenses, the Company will need to generate significant revenues to achieve profitability. Consequently, the Company may never achieve profitability. Even if the Company does achieve profitability, it may not sustain or increase profitability on a quarterly or annual basis in the future.

Risks relating to our industry

Oil and gas prices are volatile. A decline in prices could adversely affect the financial position, financial results, cash flows, access to capital and ability to grow.

The Company’s revenues, operating results, profitability and future rate of growth depend in great part upon the prices it receives for the oil it sells. Prices also affect the amount of cash flow available for capital expenditures and the ability to borrow money or raise additional capital.

Historically, the markets for oil and gas have been volatile and they are likely to continue to be volatile. Wide fluctuations in oil and gas prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and other factors that are beyond the Company’s control, including:

•	weather conditions;

•	the level of consumer demand;

•	the availability of pipeline capacity;

•	the price and level of foreign imports;

•	domestic and foreign governmental regulations and taxes;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	political instability or armed conflict in oil-producing regions; and

•	the overall economic environment.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and gas price movements with any certainty. Declines in oil and gas prices would not only reduce revenue, but could reduce the amount of oil and gas that we can produce economically and, as a result, could have a material adverse effect on the Company’s financial condition, results of operations and reserves. Further, oil and gas prices do not necessarily move in tandem.

Competition in the oil and natural gas industry is intense, and many of the Company’s competitors have greater financial and other resources.

The Company operates in the highly competitive areas of oil and natural gas exploration. The Company faces intense competition from both major and other independent oil and natural gas companies. Many of the Company’s competitors have financial and other resources substantially greater than the Company’s and some of them are fully integrated oil companies. The Company also competes with other major as well as mid-size and small oil and natural gas companies in attempting to secure drilling rigs, pipeline hook-up services and other equipment necessary for drilling and completing wells. If the Company cannot compete effectively, it may experience future price reductions, reduced gross margins and loss of market share, any of which will materially adversely affect its business, operating results and financial condition.

Oil and gas drilling and producing operations can be hazardous and may expose the Company to environmental liabilities.

Oil and gas operations are subject to many risks, including well blowouts, cratering and explosions, pipe failure and ruptures, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine or well fluids, and other environmental hazards and risks. If any of these risks occurs, the Company could sustain substantial losses as a result of:

•	injury or loss of life;

•	severe damage to or destruction of property, natural resources and equipment;

•	pollution or other environmental damage;

•	clean-up responsibilities;

•	regulatory investigations and penalties; and

•	suspension of operations.

The Company’s liability for environmental hazards includes those created either by the previous owners of properties that have been purchased or leased or by acquired companies prior to the date of acquisition. The Company maintains insurance against some, but not all, of the risks described above. Insurance may not be adequate to cover casualty losses or liabilities. If a significant accident or event occurs that is not fully insured, it could adversely affect the Company’s financial position or results of operations. Also, in the future the Company may not be able to obtain insurance at premium levels that justify its purchase.

Operations are subject to various laws and governmental regulations that could restrict future operations and increase operating costs.

Many aspects of operations are subject to various federal, state and local laws and governmental regulations, including laws and regulations governing:

•	environmental quality;

•	pollution control;

•	remediation of contamination;

•	preservation of natural resources; and

•	worker safety.

The Company’s operations are subject to stringent laws and regulations relating to containment, disposal and controlling the discharge of hazardous oilfield waste and other non hazardous waste material into the environment, requiring removal and cleanup under certain circumstances, or otherwise relating to the protection of the environment. The Company is also subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the Environmental Protection Agency “community right-to-know” regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes require the Company to organize and report information about the hazardous materials used in operations to employees, state and local government authorities and local citizens.

Environmental laws and regulations are complex and subject to frequent change. In some cases, they can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and can impose liability on the Company for the conduct of others or conditions others have caused, or for the Company’s acts that complied with all applicable requirements when performed by the Company. The Company may also be exposed to environmental or other liabilities originating from businesses and assets purchased from others. The Company’s compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of contamination may require the Company to make material expenditures or subject it to liabilities that it currently does not anticipate.

Risks relating to our common stock

A large number of shares will be available for future sale and the sale of these shares may depress the market price of the Company’s common stock.

As of May 22, 2007, the Company had outstanding 222,090,000 shares of common stock, of which approximately 220,290,000 shares are still considered “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933. These restricted shares are eligible for sale under Rule 144 at various times would cause them to beneficially own more than 4.99% of the Company’s outstanding common stock, this restriction does not prevent the selling shareholders from converting and/or exercising some of their holdings, selling the shares obtained and then converting the rest of their holdings. In this way, the selling shareholders could sell more than this limit while never holding more than this limit.

The Company does not intend to pay cash dividends on its common stock in the foreseeable future.

The Company currently anticipates that it will retain all future earnings, if any, to finance the growth and development of its business and do not anticipate paying cash dividends on its common stock in the foreseeable future. Any payment of cash dividends will depend upon the financial condition, capital requirements, earnings and other factors deemed relevant by the Company’s board of directors.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act:

With the exception of historical information, the matters discussed in this report are “forward looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934.

ITEM 7.	FINANCIAL STATEMENTS.

See Index to Financial Statements on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSRE.

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES.

Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Sec’s rules and forms.

Based on managements evaluation and solely because of the material weakness related to internal controls over financial reporting with respect to the preparation, review, presentation and disclosure of the consolidated statements, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective.

Subsequently, during 2007 management has implemented enhancements to Apollo Drilling’s internal controls over financial reporting with respect to the consolidated financial statements. Apollo Drilling has created templates to be used in financial reporting to provide more detailed information. Also, the disclosure processes for testing GAAP compliance have been improved. Management has assessed the operating effectiveness of these enhanced controls and believe the material weakness has been remediated.

Extension of Compliance Date for Management’s Report on Internal Control Over Financial Reporting

The Company is a non-accelerated filer as defined in Rule 12b-2 of the Act. On September 21, 2005, the Securities and Exchange Commission extended the compliance dates for non-accelerated filers concerning the provisions of Exchange Act Rule 13a-15(d) or 15d-15(d), whichever applies, requiring an evaluation of changes to internal control over financial reporting requirements with respect to the company’s first periodic report due after the first annual report that must include management’s report on internal control over financial reporting. A company that is a non-accelerated filer must begin to comply with these requirements for its first fiscal year ending on or after July 15, 2007. In addition, the compliance period was extended to the amended portion of the introductory language in paragraph 4 of the certification required by Exchange Act Rules 13a-14(a) and 15d-14(a) that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b). The amended language must be provided in the first annual report required to contain management’s internal control report and in all periodic reports filed thereafter. The extended compliance dates also apply to the amendments of Exchange Act Rules 13a-15(a) and 15d-15(a) relating to the maintenance of internal control over financial reporting.

Under the internal control reporting provisions of the Act, Management will be responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Prior to the extended deadline in 2007, management will conduct an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management will determine whether the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting will be audited by an independent registered public accounting firm and stated in their report which will be included in the Company’s Form 10-KSB filing.

There were no changes in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS PROMOTORS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

On May 15, 2006 the board of Directors of the Company elected George Lowrance as Chief Executive Officer, Wayne McPherson as President and Robert Nelson as Chief Financial Officer.

Effective May 15, 2006, George Lowrance, Wayne McPherson and William Pritchard were appointed as Directors of the Company and Dennis Eldjarnson and Taber Wetz resigned from the Board of Directors. George Lowrance will serve as Chairman of the Board.

Effective September 25, 2006 Mr. Wayne McPherson resigned as President and a Director.

Effective September 25, 2006 Mr. Robert Nelson was appointed to the Board of Directors of the Company.

On October 9, 2006 the Company regretfully announced the passing of Mr. George Lowrance

Effective October 13, 2006 Mr. Dennis McLaughlin was appointed Chief Executive Officer and Chairman of the Board

MANAGEMENT

The following table provides information regarding our directors and executive officers as of December 31, 2006:

Name	Age	Position	Dates Served

Dennis McLaughlin	40	Chief Executive Officer, Chairman	October 13, 2006 to present
Robert H. Nelson	61	Chief Financial officer, Director	May 15, 2006 to present
William Pritchard	55	Director	December 6, 2004 to present

Mr. McLaughlin has served as Chairman of the Board and Chief Executive Officer of the Company from October 13, 2006 to May 1, 2007. Mr. McLaughlin serves as Chairman of Apollo Resources International, Inc. (a publicly traded company) since November 2004. Mr. McLaughlin also serves as Chairman of Blue Wireless & Data, Inc. (a publicly traded company), a position he has held since June 2004. Mr. McLaughlin was formerly CEO and Co-Chairman of Ocean Resources, Inc. (a publicly traded company) and served as such from September 2003 to January 2005. Mr. McLaughlin founded MAC Partners, LP (“MAC Partners”), a merchant banking company, in January 2002. Prior to that he founded Aurion Technologies, LLC in 1998 and served as CEO and was a Director through 2001. He founded Aurora Natural Gas, LLC in 1993 and served as CEO through 2001. Prior to starting his own companies, he worked as a Manager of Marketing & Transportation for Highland Energy from 1991 to 1993, and before this worked as a gas marketing representative for Clinton Natural Gas from 1990 to 1991. Mr. McLaughlin received a Bachelor of Economics degree from the University of Oklahoma in 1992.

Mr. Nelson served as Chief Financial Officer and Chief Operating Officer of Greystone Logistics, Inc. (GLGI.OB) from 2004 to March 2006. From 2001 to 2004, he was a financial consultant to the Key Auto Group, a retail automobile dealership chain. Prior to that, Mr. Nelson was Chief Financial Officer to Fusion Telecommunications International, Inc., a provider of long distance international communication systems from 1999 to 2001. Mr. Nelson has also served as Chief Financial Officer of Trace International Holdings, Inc., a privately owned company with controlling interests in a variety of public and privately owned companies from 1987 to 1999; United Auto group, the second largest publicly traded retail auto group in the United States from 1996 to 1999; Ogden Allied Services and Allied Maintenance Corporation from 1982 to 1987. Prior to that, Mr. Nelson was with Coopers and Lybrand, the predecessor to Price Waterhouse Coopers from 1970 to 1981. Mr. Nelson is a certified public accountant and a graduate of Manhattan College.

SECTION 16(a) REPORTING

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish to the Company copies of such reports. Based solely on the review of copies of the forms received, the Company believes that, during the last fiscal year, all filing requirements under Section 16(a) applicable to its officers, directors and 10% stockholders were timely.

Code of Ethics

As of December 31, 2006 the Company had not yet adopted a formal code of ethics governing its executive officers and directors.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards Payouts
				Other	Restricted	Securities
				Annual	Stock	Underlying		All Other
Name and Principal		Salary	Bonus	Compensation	Award (s)	Options/SARs	LTIP	Compensation
Position	Year	($)	($)	($)	($)	($)	Payouts ($)	($)

Dennis G. McLaughlin, CEO	2006	-0-	-0-	0	-0-	-0-	-0-	-0-
Robert H. Nelson, CFO	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-

On January 8, 2007 Mr. McLaughlin received 10,500,000 shares of common stock for his services as CEO and a Director.

On January 8, 2007 Robert Nelson received 1,750, 000 and Mr. Nelson’s wife received 8,750,000 shares of common stock for his services as CFO and a Director.

On January 8, 2007 Mr. William Pritchard received 10,500,000 shares of stock for his services as a Director.

Directors who are also officers of the Company receive no cash compensation for services as a director. However, the directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings.

Subsequently, on February 5, 2007, Mr. Pritchard resigned as director.

Identification of the Audit Committee; Audit Committee Financial Expert

Due to the Company’s size and stage of development; it has had difficulty recruiting individuals to serve on its Board who are qualified as an audit committee financial expert to serve an audit committee. As of December 31, 2006 the Company had not established an audit committee and the entire board essentially serves as the Company’s audit Committee.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of May 22, 2007, by (1) each director and named executive officer of the Company, (2) all officers and directors of the Company as a group, and (3) all persons who are known by the Company to be beneficial owners of 5% or more of the Company’s outstanding common stock.

		Number of
Title of Class	Name and Address	Shares(1)	% of Class

Common Stock	Dennis McLaughlin, CEO and Director	10,850,000	4.8%
Common Stock	Robert Nelson, Chief Financial Officer and Director	10,500,000	4.7%
Common Stock	Jeff F. Raley	5,000,000	2.3%
Common Stock	Apollo Resources International, Inc	140,091,000	63.1%
Common Stock	Officers and Directors as a Group (3 persons)	26,350,000	11.8%

*	Indicates less than one percent (1%).

(1)	Except as set forth above and based solely upon reports of beneficial ownership required to be filed with the Securities and Exchange Commission pursuant to Rule 13d-1 under the Securities Exchange Act of

1934, as amended, the Company does not believe that any other person beneficially owned, as of June 11, 2007, greater than 5% of the outstanding common stock. Except as otherwise noted, the address of the named individuals is 3001 Knox Street, Suite 403, Dallas, Texas 75205.

(2)	Mr. Nelson owns 1,750,000 and Mr. Nelson’s wife owns 8,750,000

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On May 15, 2006, Mac Partners, LP sold 6,200,000 shares of Apollo Drilling to Apollo Resources International, Inc. The former CEO of the company also owns a majority of MAC Partners, LP.

On May 15, 2006, Former CEO and Treasurer, respectively, each sold their respective 500,000 shares of common stock to MAC Partners, LP.

As of December 31, 2006 the Company had an outstanding $1,000,000 note payable to First Capital dba FCC. This note was collateralized by Apollo Resources International, Inc. with their 19,900,000 shares of Apollo Drilling stock. This note was repaid on February 28, 2007 and the collateral was returned to Apollo Resources International, Inc.

During 2006 the company paid $100,000 to Mr. Pritchard, a director, for consulting services.

ITEM 13.	Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

Exhibit
Number

3.1	Articles of incorporation (filed in the Company’s Form 10-SB Registration Statement filed July 6, 2004 and incorporated herein by reference).
3.2	Bylaws (filed in the Company’s Form 10-SB Registration Statement filed July 6, 2004 and incorporated herein by reference).
10.1	Term Loan and Joinder Agreement.
10.2	Reincorporation merger with and into Apollo Drilling (filed in the company’s Schedule 14 C Information on September 25, 2006, and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act on 1934.
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act on 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	Principal Accountant Fees and Services.

Audit Fee:  The aggregate fees billed us for each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements and review of its quarterly financial statements was $47,575 and $10,600, respectively.

Tax Fees:  none

All Other Fees:  none

The Company’s Board acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagements for the audit years 2006 and 2005. All audit work was performed by the auditors’ full time employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on July 11, 2007.

Apollo Driling, INC.

By:	/s/ Jeff f. raley
Jeff f. Raley
Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Jeff F. Raley such person’s true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB/A and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Form 10-KSB/A has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jeff F. Raley Jeff F. Raley	Chief Executive Officer and Chairman	July 11, 2007

/s/ Robert H. Nelson Robert H. Nelson	Chief Financial Officer and Director	July 11, 2007

ANNUAL REPORT ON FORM 10-KSB
ITEM 7
LIST OF FINANCIAL STATEMENTS
CERTAIN EXHIBITS
FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2006
APOLLO DRILLING, INC.
DALLAS, TEXAS

FORM 10-KSB — ITEM 7
Apollo Drilling, Inc.
INDEX TO FINANCIAL STATEMENTS

The following financial statements of Apollo Drilling, Inc. are included in response to Item 7:

To the Board of Directors and Stockholders
Apollo Drilling, Inc.
Dallas, TX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Apollo Drilling, Inc. (formerly known as Siam Imports, Inc.) as of December 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the period from February 10, 2006 (Date of Inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the period from February 10, 2006 (Date of Inception) through December 31, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC
June 25, 2007
Henderson, Nevada

APOLLO DRILLING, INC.

BALANCE SHEET

December 31,
2006

ASSETS
Current Assets
Cash and cash equivalents	$425,708
Accrued interest receivable	2,103
Prepaid expenses and deposits	22,000
Inventory	451,500
Note receivable and advances, related parties	237,673

Total Current Assets	1,138,984

Property and equipment, net	1,765,180

Total Assets	$2,904,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$184,371
Customer deposits	321,183
Notes payable	1,000,000

Total Current Liabilities	1,505,554

Stockholders’ Equity
Preferred stock , $0.01 par, 15,000,000 authorized and none issued or outstanding at December 31, 2006
Common stock, $.001 par value; 500,000,000 shares authorized and 177,340,000 issued and outstanding at December 31, 2006	$177,340
Additional paid-in capital	3,127,904
Accumulated deficit	(1,906,634)

Total Stockholders’ Equity	1,398,610

Total Liabilities and Stockholders’ Equity	$2,904,164

See accompanying notes to financial statements.

APOLLO DRILLING, INC.

STATEMENT OF OPERATIONS

February 10, 2006
(inception) to
Year Ended
December 31,
2006

Revenue	$1,201,451
Cost of sales	286,175

Gross profit	915,276
Operating expenses:
Compensation	338,960
Insurance	272,753
Depreciation	34,102
Consulting fees	1,303,000
Other selling, general, and administrative expenses	649,142

Total operating expenses	2,597,957

Loss from operations	(1,682,681)
Other income (expense):
Interest expense	(59,675)
Other income	4,467
Fixed asset impairment	(168,745)

Total other income (expense):	(223,953)

Net loss	$(1,906,634)

Income (loss) per common share:
Basic and diluted	$(.02)

Weighted average shares:
Basic and diluted	127,071,589

See accompanying notes to financial statements.

APOLLO DRILLING, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred		Common	Additional
	Stock	Common	Stock	Paid in	Accumulated
	Series	Shares	($.001 par)	Capital	Deficit	Totals

Balance at February 10, 2006 (Date of inception)	$—	$—	$—	$—	$—	$—

Common stock issued for cash		95,900,000	95,900	1,346,344	—	1,442,244

Common stock issued for acquisition		56,000,000	56,000	(56,000)	—	—
Common stock issued for cash		7,140,000	7,140	552,860	—	560,000
Common stock issued for services		18,300,000	18,300	1,284,700	—	1,303,000
Net loss					(1,906,634)	(1,906,634)

Balance December 31, 2006		177,340,000	$177,340	$3,127,904	$(1,906,634)	$1,398,610

See accompanying notes to the financial statements

APOLLO DRILLING, INC.

STATEMENT OF CASH FLOWS

February 10, 2006
(inception)
to
December 31,
2006

Cash Flows from Operating Activities:
Net loss	$(1,906,634)
Non-cash items included in net loss:
Depreciation, amortization and depletion	34,102
Common stock issued for services	1,303,000
Fixed asset impairment	168,745
Changes in assets and liabilities,:
Decrease (increase) in:
Accrued interest receivable	(2,103)
Prepaid and deposits	(22,000)
Inventory	(451,500)
Note receivable and advances, related parties	(237,673)
Customer deposits	321,183
Accounts payable and accrued expenses and other liabilities	184,371

Net cash used in operating activities	(608,509)

Cash Flows From Investing Activities:
Property, plant and equipment purchases	(1,968,027)

Net cash used in investing activities	(1,968,027)

Cash Flows From Financing Activities:
Proceeds from note payable	1,000,000
Proceeds from sale of common stock	2,002,244

Net cash provided by financing activities	3,002,244

Net increase in cash	425,708
Cash and cash equivalents
Beginning of year	—

End of year	$425,708

See accompanying notes to financial statements.

APOLLO DRILLING, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history — Apollo Drilling, Inc. (the “Company”) was incorporated on May 27, 2003 in the State of Nevada originally under the name of Siam Imports. On May 12, 2006, the Company consummated a Securities Purchase Agreement (the “Agreement”) with Apollo Resources International, Inc. (“Apollo Resources”), a Utah corporation, to acquire 100% of Apollo Resources ownership interest in Apollo Drilling, LLC, a Texas limited liability company in exchange for 95,900,000 (post-split) shares of the Company’s common stock (hereinafter referred to as “Apollo Transaction”). In addition, as part of the agreement the Company also affected a 7-for-1 reverse split of its common shares. As a result, Apollo Drilling, LLC has become a wholly owned subsidiary of the Company. Prior to the Apollo Transaction, the Company was non-operating public company with no operations and nominal assets; 56,000,000 (post-split) shares of common stock issued and outstanding; and Apollo Drilling, LLC was a privately held operating company. The Apollo Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the Apollo Transaction is equivalent to the issuance of shares by a private company (Apollo Drilling, LLC) for the nominal assets of a non-operational public company, accompanied by a recapitalization. The accounting for Apollo Transaction is similar to that resulting from a reverse acquisition, except goodwill is not recorded. Accordingly, the historical financial information of the accompanying financial statements are that of Apollo Drilling, LLC which the 95,900,000 shares issued by the Company are considered the historical outstanding shares of Apollo Drilling, LLC for accounting purposes. The Company’s operating activities are conducted through its wholly owned subsidiary, Apollo Drilling, LLC.

Apollo Drilling, LLC, a Texas Limited Liability Company, was incorporated on February 10, 2006. The Company provides contract drilling services to oil and natural gas exploration and production companies. The primary assets of Apollo Drilling, LLC are fully operational drilling rig and drill pipe inventory located in Texas and non-operating drilling rigs that require refurbishment and spare equipment, located in Oklahoma. The drilling rigs are capable of drilling to depths of up to 6,500 feet. The Company plans to acquire additional rigs and maintain a high utilization rate for the rigs, through the negotiation and execution of contracts for drilling services.

Basis of presentation — The accompanying consolidated financial statements include the accounts of Apollo Drilling, Inc. and its wholly owned subsidiary, Apollo Drilling, LLC. The accompanying consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States. All material inter-company accounts and transactions have been eliminated in consolidation.

Going concern — The Company incurred net losses of approximately $1,906,634 from the period of February 10, 2006 (Date of Inception) through December 31, 2006, raising substantial doubt about the Company’s ability to continue as a going concern. The Company plans to acquire additional rigs and maintain a high utilization rate for the rigs, through the negotiation and execution of contracts for drilling services. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company

APOLLO DRILLING, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company as a going concern.

Certain reclassifications to prior years have been made to conform to the 2006 presentation.

Use of estimates

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

Cash and Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Accounts Receivable — At December 31, 2006, the amounts carried in accounts receivable were considered by management to be collectible in full.

Allowance for Doubtful Accounts — the allowance for doubtful accounts is established through a provision for bad debts charged to expense. Trade accounts receivable are charged against the allowance for doubtful accounts when management believes that collectibility of the account is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing accounts, based on an evaluation of the collectibility of accounts, prior loss experience and current economic conditions. At December 31, 2006 and 2005 receivables were believed to be fully collectible.

Inventory — Inventory balances as of December 31, 2006, consisted of drilling rig equipment totaling $451,500.

Concentration of Credit Risk — financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and temporary cash investments. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses. The Company places its temporary cash investments with quality financial institutions and, by policy, limits the amount of credit exposure with any one financial instrument. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At December 31, 2006, the Company had $406,324 in bank deposit accounts, of which $308,503 was in excess of the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Property and Equipment — In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets to be held and used, excluding proved oil and gas properties accounted for under the full cost method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future net cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Adoption of SFAS 143 — The Company has adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143”). SFAS 143 amended Statement of Financial Accounting Standards No. 19, “Financial Accounting and Reporting by Oil and Gas Production Companies” to require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Under the

APOLLO DRILLING, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

provisions of SFAS 143, asset retirement obligations are capitalized as part of the carrying value of the long-lived asset.

Revenue — Oil and natural gas drilling revenue is recognized at the time the services are provided.

Costs of Sales — Cost of sales consists primarily of drilling supplies and parts sold directly to customers.

Earnings per Share — Earnings (loss) per common share is presented in accordance with the provisions of the Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128), which requires the presentation of “basic” and “diluted” earnings per share. Basic earnings (loss) per share are based on the weighted average shares outstanding. Diluted earnings per share include the effect of dilutive securities such as stock options and warrants.

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator). Diluted net income (loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the year. Potential common shares result from the assumed exercise, using the treasury stock method, of outstanding stock options, warrants and convertible notes having a dilutive effect. The numerator for the periods presented is equal to the reported net loss.

Accounting for Share-Based Compensation — The Company measures all share-based payments, including grants of employee stock options, using a fair-value based method in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payments.” The cost of services received in exchange for awards of equity instruments is recognized in the statement of operations based on the grant date fair value of those awards amortized over the requisite service period. The Company utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted.

The Company determines the measurement date for share based transactions with non-employees according to the terms of EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Earth measures fair value of equity instruments using the stock price and other measurement assumptions as of the earlier of either of the date at which a commitment for performance by the counterparty to earn the equity instruments is, or the date at which the counterparty’s performance is complete.

Income Taxes — Differences between accounting rules and tax laws cause differences between the basis of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under Statement of Financial Accounting Standards (SFAS) 109. Temporary differences relate primarily to net operating losses, depreciation and accrued expenses not currently deductible. Deferred tax assets are reduced by a valuation allowance to the extent the realization of the related deferred tax asset is not assured.

At December 31, 2006, the Company had a federal operating loss carryforward of approximately $604,000 which begin to expire in 2025.

APOLLO DRILLING, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2006:

2006

Deferred tax assets:
Stock-based compensation	$456,000

Total deferred tax assets	456,000
Less: Valuation Allowance	(456,000)

Net Deferred Tax Assets	$—

The valuation allowance for deferred tax assets as of December 31, 2006 was $456,000. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2006 and 2005, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate for the year ended December 31, 2006 is as follows:

2006

Federal statutory tax rate	(35.0)%
State taxes, net of federal benefit	(8.7)%
Change in valuation allowance	43.7%

Effective tax rate	0.0%

Recent Accounting Pronouncements:

The Financial Accounting Standards Board has published FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Account Standards No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes, (a) a consistent recognition threshold and (b)  a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the effects of FIN No. 48 but does not expect the adoption of FIN No. 48 to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 157 will have on our financial statements.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132®” (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and

APOLLO DRILLING, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We will prospectively adopt FAS 158 on April 30, 2007. Based on the funded status of our plans as of the date of our most recent actuarial valuation, we expect the adoption of FAS 158 to reduce reported stockholders’ equity by approximately $100 million. However, the actual impact of adopting FAS 158 is highly dependent on a number of factors, including the discount rates in effect at the next measurement date, and the actual rate of return on pension assets during fiscal 2007. These factors could significantly increase or decrease the expected impact of adopting FAS 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

2.	GOING CONCERN AND MANAGEMENT PLANS

During the period ending December 31, 2006, the Company recorded a net loss of $1,906,634. The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas drilling business.

Management is focusing on expanding and improving its oil and natural gas drilling operations through acquisition, organic growth and funding via collateralized loans and private placement offerings, the Company plans to continue to increase the profitability of its operations necessary to support operations.

There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due.

The Company’s need to raise additional equity or debt financing and the Company’s ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and the Company’s ability to successfully raise capital and implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance its debt. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity and it may not be able to meet its debt service requirements. In such a case, this could result in a substantial portion of the Company’s indebtedness becoming immediately due and payable. As a result, the Company may not be

APOLLO DRILLING, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

able to continue operations due to liens, collateralized notes or other secured positions placed on the Company’s assets.

3.	NOTE RECEIVABLE AND ADVANCES, RELATED PARTIES

At December 31, 2006 the amounts carried in note receivable and advances were considered by management to be collectible in full. In addition the related interest rates were at market and terms, and thus the amounts are stated at fair market value. Notes receivable from related parties consist of advances made to the parent, Apollo, totaling $116,000. The interest at 8% and principal are due within the next fiscal year. In addition advances were made to the parent and related parties totaling $121,673 as of December 31, 2006.

4.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets as follows:

Drilling rigs and components	5-7 Years
Automobiles	5 Years

Property, plant and equipment consist of the following:

December 31,
2006

Drilling rigs and components	$1,926,631
Computer and office equipment	13,024
Automobiles	28,372

1,968,027
Less fixed asset impairment	(168,745)

1,799,282
Less accumulated depreciation	(34,102)

Total property, plant and equipment	$1,765,180

Depreciation expense for the year ended December 31, 2006 was $34,102.

The amount of drilling rigs and components is comprised of one fully operation drilling rig, two disassembled partial drilling rigs that require refurbishment and spare equipment.

5.	NOTES PAYABLE

As of December 31, 2006, the Company has an outstanding note payable to First Capital dba FCC for $1,000,000, at the prime rate of interest plus 3%. This note is collateralized by the Company’s fully operational and two partial drilling rigs. This note is also collateralized by Apollo Resources International, Inc. with their 19,900,000 shares of Apollo Drilling, Inc. common stock. This note was repaid on February 28, 2007.

APOLLO DRILLING, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

6.  STOCKHOLDER’S EQUITY

On May 12, 2006, the Company consummated a Securities Purchase Agreement (the “Agreement”) with Apollo Resources International, Inc. (“Apollo Resources”), a Utah corporation, to acquire 100% of Apollo Resources ownership interest in Apollo Drilling, LLC, a Texas limited liability company in exchange for 95,900,000 (post-split) shares of the Company’s common stock (hereinafter referred to as “Apollo Transaction”). In addition, as part of the agreement the Company also affected a 7-for-1 reverse split of its common shares. As a result, Apollo Drilling, LLC has become a wholly owned subsidiary of the Company. Prior to the Apollo Transaction, the Company was non-operating public company with no operations and nominal assets; 56,000,000 (post-split) shares of common stock issued and outstanding; and Apollo Drilling, LLC was a privately held operating company.

Accounting for Share-Based Compensation — The Company measures all share-based payments, including grants of employee stock options, using a fair-value based method in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payments.” The cost of services received in exchange for awards of equity instruments is recognized in the statement of operations based on the grant date fair value of those awards amortized over the requisite service period. The Company utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted.

The Company determines the measurement date for share based transactions with non-employees according to the terms of EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Earth measures fair value of equity instruments using the stock price and other measurement assumptions as of the earlier of either of the date at which a commitment for performance by the counterparty to earn the equity instruments is, or the date at which the counterparty’s performance is complete.

Changes in equity securities are as follows:

During the fiscal year 2006, 18,300,000 Shares were issued to employees and consultants for goods and services totaling $1,303,000.

During the fiscal year 2006, shares were issued for cash totaling 7,140,000 shares for $560,000.

During 2006, 95,900,000 (post-split) common shares were issued for cash totaling $1,442,244.

On May 12, 2006, 56,000,000 (post-split) common shares were issued related to the Apollo Transaction.

On June 5, 2006, 2,100,000 common shares were issued for $300,000 of consulting services.

On June 29, 2006, 14,000,000 common shares where issued for $500,000 worth of services.

On July 6, 2006, 1,750,000 common shares were issued for $250,000 in cash.

On November 11, 2006, 1,700,000 common shares were issued for $408,000 worth of services.

APOLLO DRILLING, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

On November 30, 2006, 525,000 common shares issued for $25,000 in cash.

On November 30, 2006, 525,000 common shares issued for $25,000 in cash.

On November 30, 2006, 2,800,000 common shares issued for $160,000 in cash.

On December 4, 2006, 500,000 common shares issued for $95,000 in services.

On December 4, 2006, 1,540,000 common shares issued for $100,000 in cash.

7.	RELATED PARTY TRANSACTIONS

On May 15, 2006, Mac Partners, LP sold 6,200,000 shares of Apollo Drilling to Apollo Resources International, Inc. The former CEO of the Company also owns a majority of MAC Partners, LP.

On May 15, 2006, Former CEO and Treasurer, respectively, each sold their respective 500,000 shares of common stock to MAC Partners, LP.

As of December 31, 2006 the Company had an outstanding $1,000,000 note payable to First Capital dba FCC. This note was collateralized by Apollo Resources International, Inc. (the “Parent”) with their acquired shares of Apollo Drilling stock. This note was repaid on February 28, 2007 and the collateral was returned to Apollo Resources International, Inc.

During 2006 the company paid $100,000 to Mr. Pritchard, a director, for consulting services.

8.	STOCK OPTIONS

As of December 31, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at this time.

9.	LITIGATION

On February 13, 2007 The Cervelle Group, filed a complaint against the Company alleging breach of contract by failing to pay $20,000 and issue 10,000 shares of the Company’s common stock for services performed. The Company intends to vigorously defend this action, however the company has recorded $20,000 in accrued liabilities.

10.	SUBSEQUENT EVENTS

Effective January 30, 2007 the Company accepted the resignation of William Pritchard as a Director.

Effective May 1, 2007 Mr. Dennis McLaughlin resigned as Chief Executive Officer and Chairman of the Board.

Effective May 1, 2007 Mr. Jeff F. Raley was elected to the Board of Directors and to serve as Chairman and Chief Executive Officer.

Mr. Jeff F. Raley was elected to the Board of Directors and to serve as Chairman of the Company.

Mr. Raley is currently an attorney and partner in the Floyd Law Firm, P.C. He has served on the Oklahoma Bar Foundation Board of Trustees; has served on the Board of Directors of the Oklahoma Municipal Power Authority; and has served on the Board of Directors and held all executive offices in the Oklahoma Municipal Attorney’s Association. Previously, he has been appointed by the Oklahoma Supreme Court to serve as Judge of the Court of Appeals, Temporary Division No. 74. He served as Norman (Oklahoma) City Attorney from 1987-2004, served as Blackwell (Oklahoma) City Attorney from 1975-1987, and served as Assistant District Attorney for Kay County (Oklahoma) from 1972-1974. He is a member of the American, Oklahoma and Cleveland County Bar Associations. Mr. Raley received a Bachelor of Science

APOLLO DRILLING, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

degree from the University of Oklahoma in 1969 and a law degree from the Oklahoma College of Law in 1972. He is listed in the Marquis 1st addition of Who’s Who in American Law. On May 1, 2007, the Board of Directors of the Company appointed Mr. Jeff Raley as Chief Executive Officer

Subsequent to year end Apollo Drilling issued 31,500,000 shares to its directors. In addition, 13,250,000 shares were issued for consulting services.