Form 10-K/A
period 2006-12-31
APOLLO DRILLING, INC.
filed 2007-12-19
CIK 1295923

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

As of May 22, 2007, there were 222,090,000 shares of the registrant’s common stock outstanding.

		Page

PART I
Item 1.	Description of Business	3
Item 2.	Description of Property	6
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	6

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	7
Item 6.	Management’s Discussion and Analysis or Plan of Operation	8
Item 7.	Financial Statements	12
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	12
Item 8A.	Controls and Procedures	12

PART III
Item 9.	Directors and Executive Officers of the Registrant	14
Item 10.	Executive Compensation	16
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16
Item 12.	Certain Relationships and Related Transactions	17
Item 13.	Exhibits	17
Item 14.	Principal Accountant Fees and Services	17
	Signatures	18
Index to Financial Statements		F-1
Term Loan and Joinder Agreement
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

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
•  the right to receive seven (7) shares of common stock, par value $0.001 per share, of Apollo Drilling for each one (1) share of our common stock, par value $0.001 per share, owned as of the effective time of the reincorporation merger.

•  the persons presently serving as executive officers and directors serving in their same respective positions with Apollo Drilling;
•  the adoption of a new Certificate of Incorporation under the laws of the State of Delaware, pursuant to which our authorized capital stock will be changed from 25,000,000 shares of authorized capital stock, all of which are  common   stock, par value $0.001 per share, to 515,000,000 shares of authorized capital stock, consisting of 500,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of “blank check” preferred stock, par value $0.001 per share, with the right conferred upon the Board of Directors to set the dividend, voting, conversion, liquidation and other rights, as well
•  as the qualifications, limitations and restrictions, with respect to the preferred stock as the Board of Directors may determine from time to time; and
•  the adoption of new Bylaws under the laws of the State of Delaware.

PART II

ITEM 5.	MMARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MMATTERS

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

Sales

The Company recorded revenue of $1,201,451 for 2006. The Company commenced operations in October 2006. The Company also provided drilling services to the parent, Apollo Resources International, Inc., totaling $420,508 of which is included in total revenues.  The drilling services were provided to the parent at standard rates as charged to other non-related customers.

Cost of Sales

Cost of sales was $644,237 in 2006, and consisted of drilling supplies totaling $286,175, depreciation expense of $34,102 and related labor costs totaling $323,960.
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

Other Income and Expenses

A fixed asset impairment was recorded totaling $168,745.

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

ITEM 7.	FINANCIAL STATEMENTS.

See Index to Financial Statements on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FFINANCIAL DISCLOSRE.

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES.

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

Based on managements evaluation, and as determined by the Company, there were control deficiencies that constituted material weaknesses related to internal controls over financial reporting with respect to the  preparation, review, presentation and disclosure of the consolidated statements, during the fourth quarter of the year ended December 31, 2006.  Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective.

Subsequently, during the second quarter 2007, management implemented enhancements to Apollo Drilling’s internal controls  over financial reporting with respect to the consolidated financial statements. Apollo Drilling has created templates to be used in  financial reporting to  provide more detailed information. Also,  the disclosure processes  for testing GAAP compliance have been  improved through the utilization of GAAP checklists and implementing a process that ensures the timely review and approval  of complex accounting estimates by qualified accounting personnel.   In addition, management hired a new Chief Financial Officer and Controller.  Management has assessed the operating effectiveness of these enhanced controls and believes the material weaknesses have been remediated.  As a result, management believes there are no material inaccuracies or omissions of material fact and to the best of its knowledge, believes that the consolidated financial statements for the year ended December 31, 2006 (restated) fairly present in all material respects the financial condition and results of operations for the Corporation in conformity with accounting principles generally accepted in the United States of America.

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

All of the changes described in the remediation of material  weaknesses occurred during the second quarter of 2007.  Other than as described previously, there have not been any changes in the Company’s internal controls during 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS PROMOTORS AND CONTROL PERSONS OOF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

(1)
Except as set forth above and based solely upon reports of beneficial ownership required to be filed with the Securities and Exchange Commission pursuant to Rule 13d-1 under the Securities ExchangeAct of

1934, as amended, the Company does not believe that any other person beneficially owned, as of June 11, 2007, greater than 5% of the outstanding common stock. Except as otherwise noted, the address of the named individuals is 3001 Knox Street, Suite 403, Dallas, Texas 75205.

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

During 2006 the company provided drilling services to the parent totaling $420,508.

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

Signature	Capacity	Date

/s/ Jeff F. Raley Jeff F. Raley	Chief Executive Officer	December 19, 2007

/s/ Dennis G. McLaughlin Dennis G. McLaughlin	Director	December 19, 2007

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

APOLLO DRILLING, INC.

STATEMENT OF OPERATIONS

February 10, 2006
(inception) to
Year Ended
December 31,
2006

Revenue	$1,201,451
Cost of sales	644,237

Gross profit	557,214
Operating expenses:
Compensation	15,000
Insurance	272,753
Fixed asset impairment	168,745
Consulting fees	1,303,000
Other selling, general, and administrative expenses	649,142

Total operating expenses	2,408,640

Loss from operations	(1,851,426)
Other income (expense):
Interest expense	(59,675)
Other income	4,467

Total other income (expense):	(55,208)

Net loss	$(1,906,634)

Income (loss) per common share:
Basic and diluted	$(.02)

Weighted average shares:
Basic and diluted	127,071,589

See accompanying notes to financial statements.

 STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred		Common	Additional
	Stock	Common	Stock	Paid in	Accumulated
	Series	Shares	($.001 par)	Capital	Deficit	Totals

Balance at December 31, 2004	$—	$1,800,000	$1,800	$43,200	$(29,979)	$15,021

Common stock issued for services		6,200,000	6,200	24,800	—	31,000
Net loss					(48,322)	(48,322)
Balance at December 31, 2005		8.000.000	8,000	68,000	(78,301)	(2,301)
Stock split 7:1		48,000,000	48,000	(48,000	—	—
Adjusted balance		56,000,000	56,000	20,000	(78,301)	(2,301)
Common stock issued in acquisition for net assets		95,900,000	95,900	1,270,344	78,301	1,444,545

Balances at February 10, 2006 (Date of inception)		151,900,000	151,900	1,290,344	—	1,442,244
Common stock issued for cash		7,140,000	7,140	552,860	—	560,000
Common stock issued for services		18,300,000	18,300	1,284,700	—	1,303,000
Net loss					(1,906,634)	(1,906,634)

Balance December 31, 2006		177,340,000	$177,340	$3,127,904	$(1,906,634)	$1,398,610

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

APOLLO DRILLING, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history — Apollo Drilling, Inc. (the “Company”) was incorporated on May 27, 2003 in the State of Nevada originally under the name of Siam Imports. On May 12, 2006, the Company consummated a Securities Purchase Agreement (the “Agreement”) with Apollo Resources International, Inc. (“Apollo Resources”), a Utah corporation, to acquire 100% of Apollo Resources ownership interest in Apollo Drilling, LLC, a Texas limited liability company in exchange for 95,900,000 (post-split) shares of the Company’s common stock (hereinafter referred to as “Apollo Transaction”) and net assets totaling $1,442,244. In addition, as part of the agreement the Company also affected a 7-for-1 reverse split of its common shares. As a result, Apollo Drilling, LLC has become a wholly owned subsidiary of the Company. Prior to the Apollo Transaction, the Company was non-operating public company with no operations and nominal assets; 56,000,000 (post-split) shares of common stock issued and outstanding; and Apollo Drilling, LLC was a privately held operating company. The Apollo Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the Apollo Transaction is equivalent to the issuance of shares by a private company (Apollo Drilling, LLC) for the nominal assets of a non-operational public company, accompanied by a recapitalization. The accounting for Apollo Transaction is similar to that resulting from a reverse acquisition, except goodwill is not recorded. Accordingly, the historical financial information of the accompanying financial statements are that of Apollo Drilling, LLC which the 95,900,000 shares issued by the Company are considered the historical outstanding shares of Apollo Drilling, LLC for accounting purposes. The Company’s operating activities are conducted through its wholly owned subsidiary, Apollo Drilling, LLC.

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

APOLLO DRILLING, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Property and Equipment — In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets to be held and used whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future net cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Adoption of SFAS 143 — The Company has adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143”). SFAS 143 amended Statement of Financial Accounting Standards No. 19, “Financial Accounting and Reporting by Oil and Gas Production Companies” to require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Under the provisions of  SFAS 143, asset retirement obligations are capitalized as part of the carrying value of the long-lived asset.

APOLLO DRILLING, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

.

Revenue — Oil and natural gas drilling revenue is recognized at the time the services are provided.  Revenue is recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition” (“SAB 104”), when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, delivery of a product has occurred and title and risk of loss has transferred or services have been rendered.  The Company maintains written contracts with standard day rates for drilling services.
Costs of Sales — Cost of sales consists primarily of drilling supplies and parts sold directly to customers; and in addition the depreciation of drilling equipment and labor costs to operate the equipment.

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

The Company determines the measurement date for share based transactions with non-employees according to the terms of EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The Company measures fair value of equity instruments using the stock price and other measurement assumptions as of the earlier of either of the date at which a commitment for performance by the counterparty to earn the equity instruments is, or the date at which the counterparty’s performance is complete.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurement” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year.  We are currently evaluating the impact that FAS 157 will have on our financial statements.

APOLLO DRILLING, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

APOLLO DRILLING, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

.

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
During 2006 the company provided drilling services to the parent totaling $420,508.

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

Mr. Raley is currently an attorney and partner in the Floyd Law Firm, P.C. He has served on the Oklahoma Bar Foundation Board of Trustees; has served on the Board of Directors of the Oklahoma Municipal Power Authority; and has served on the Board of Directors and held all executive offices in the Oklahoma Municipal Attorney’s Association. Previously, he has been appointed by the Oklahoma Supreme Court to serve as Judge of the Court of Appeals, Temporary Division No. 74. He served as Norman (Oklahoma) City Attorney from 1987-2004, served as Blackwell (Oklahoma) City Attorney from 1975-1987, and served as Assistant District Attorney for Kay County (Oklahoma) from 1972-1974. He is a member of the American, Oklahoma and Cleveland County Bar Associations. Mr. Raley received a Bachelor of Science degree from the University of Oklahoma in 1969 and a law degree from the Oklahoma College

APOLLO DRILLING, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

of Law in 1972. He is listed in the Marquis 1st addition of Who’s Who in American Law. On May 1, 2007, the Board of Directors of the Company appointed Mr. Jeff Raley as Chief Executive Officer

Subsequent to year end Apollo Drilling issued 31,500,000 shares to its directors. In addition, 13,250,000 shares were issued for consulting services.

Exhibit 31.1
CERTIFICATION
     I, Jeff F. Raley, III, Chief Executive Officer of Apollo Drilling, Inc., certify that:
     1. I have reviewed this Annual Report on Form 10-KSB/A of Apollo Drilling, Inc..;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a)
all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.
Date: December 19, 2007

/s/ Jeff F. Raley
Jeff F. Raley
Chief Executive Officer

Exhibit 31.2
CERTIFICATION
     I, Dennis G. McLaughlin, Director of Apollo Drilling, Inc., certify that:
     1. I have reviewed this Annual Report on Form 10-KSB/A of Apollo Drilling, Inc..;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a)
all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.
Date: December 19, 2007

/s/ Dennis G. McLaughlin
Dennis G. McLaughlin
Director

Exhibit 32.1
CERTIFICATION OF PERIODIC REPORT
     I, Jeff F. Raley, Chief Executive Officer of Apollo Drilling, Inc (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to the best of my knowledge:
     (1) the Annual Report on Form 10-KSB/A of the Company for the period ending December 31, 2006 (the “Report”) fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and
     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: December 19, 2007

/s/Jeff. F. Raley
Jeff. F. Raley
Chief Executive Officer

     A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2
CERTIFICATION OF PERIODIC REPORT
     I, Dennis G. McLaughlin, Director of Apollo Drilling, Inc. (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to the best of my knowledge:
     (1) the Annual Report on Form 10-KSB/A of the Company for the period ending December 31, 2006 (the “Report”) fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and
     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: December 19, 2007

/s/ Dennis G. McLaughlin
Dennis G. McLaughlin
Director

     A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.