Form 10-Q
period 2007-03-31
APOLLO DRILLING, INC.
filed 2008-03-07
CIK 1295923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

☐ Transition report under Section 13 or 15(d) of the Exchange Act

Commission File Number 0-50834

Apollo Drilling, Inc.
(Formerly Siam Imports, Inc)
(Exact name of registrant as specified in its charter)

Nevada	73-1668122
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3001 Knox Street, Suite 403
Dallas, TX	75205
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   214-389-9800

None
Former Name, Address and Fiscal Year, if Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No  ☒

At August 31, 2007, there were 222,840,000 shares of our common stock issued and outstanding.

  APOLLO DRILLING, INC.

FORM 10-QSBA QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION

APOLLO DRILLING, INC.

BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
Current Assets
Cash	$170,047	$425,708
Inventory	451,500	451,500
Prepaid expenses and deposits	220,265	22,000
Note receivable and advances, related parties	164,775	239,776
Total Current Assets	555,087	1,138,984
Fixed Assets	1,697,244	1,765,180
TOTAL ASSETS	$2,703,814	$2,904,164

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$391,297	$184,371
Customer deposits	321,186	321,183
Notes Payable	1,000,000	1,000,000
Total Current Liabilities	$1,712,483	$1,505,554
Stockholders’ Equity
Common Stock , $.01 par value, 500,000,000 shares authorized, 222,840,000 and 177,340,000 shares issued and outstanding, respectively	222,840	177,340
Additional Paid-in-Capital	5,808,680	3,127,904
Accumulated deficit	(5,040,189)	(1,906,634)
Total Stockholders’ Equity	991,331	1,398,610
Total Liabilities and Stockholders’ Equity	$2,703,814	$2,904,164

See accompanying notes to Financial Statements

APOLLO DRILLING, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	March 31, 2007		February 10, 2006 (inception) to March 31, 2006

Sales Revenue		$532,710	$—
Cost of Goods Sold		666,002	—
Gross Profit		(133,292)	—

Compensation		42,530	—
Other selling, general and administrative (including share based compensation totaling $2,726,250 and $0, respectively)		2,924,294	—
Total operating expenses		2,966,824	—

Net loss from operations		3,100,116	—

Other income (expense)
Interest expense		33,413)	—
Total other income (expense)		(33,413)	—

Net loss		$(3,133,529)	$—

Net loss per common share
Basic and diluted:
Net loss	$	.	$—
Weighted average shares		143,241,714	56,000,000

See Accompanying Notes to Financial Statements

APOLLO DRILLING, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Month Period Ended March 31, 2007

(uaudited)

	Common		Additional
	Stock	Common	Paid	Accumulated
	Shares	Stock at Par	in Capital	Deficit	Totals

Balance December 31, 2006	177,340,000	$177,340	$3,127,904	$(1,906,634)	$1,398,610
Shares issued for services	45,500,000	45,500	2,680,750	—	2,726,250
Net loss	—	—	—	(3,133,529)	(3,133,529)

Balance March 31, 2007	222,840,000	$222,840	$5,808,654	$(5,040,163)	$991,331
	2

See accompanying notes to consolidated financial statements

APOLLO DRILLING, INC.
STATEMENTS OF CASH FLOWS
For the Three Month Period Ended March 31, 2007

(Unaudited)

	2007	2006

OPERATING ACTIVITIES
Net loss	$(3,133,529)	$—
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation	69,516	—
Share-based compensation	2,726,250	—
Changes in assets and Liabilities:
Decrease (increase) in:
Prepaid expenses and deposits	(198,269)	—
Note receivable and advances, related parties	75,000	—
Increase (decrease) in:
Accounts payable and accrued expenses	206,934	—
Net cash used in operating activities	(254,098)	—

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,563)	—

Net cash used in investing activities	(1,563)	—

FINANCING ACTIVITIES	—	—

Net cash provided by financing activities	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(255,661)	—
CASH AND CASH EQUIVALENTS — Beginning of year	425,708	—

CASH AND CASH EQUIVALENTS — End of year	$170,047	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$—	$—
Income taxes paid	—	—

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

Going concern — The Company has incurred recurring net losses of which $3,133,529 was incurred during the three months ended March 31, 2007, raising substantial doubt about the Company’s ability to continue as a going concern. The Company plans to acquire additional rigs and maintain a high utilization rate for the rigs, through the negotiation and execution of contracts for drilling services. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company as a going concern.

Certain reclassifications to prior years have been made to conform to the 2007 presentation.

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
                                                                 77
Cash and Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Accounts Receivable — At March 31, 2007, the amounts carried in accounts receivable were considered by management to be collectible in full.

Allowance for Doubtful Accounts — the allowance for doubtful accounts is established through a provision for bad debts charged to expense. Trade accounts receivable are charged against the allowance for doubtful accounts when management believes that collectibility of the account is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing accounts, based on an evaluation of the collectibility of accounts, prior loss experience and current economic conditions. At March 31, 2007receivables were believed to be fully collectible.

Inventory — Inventory balances as of March 31, 2007, consisted of drilling rig equipment totaling $451,500.

Concentration of Credit Risk — financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and temporary cash investments. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses. The Company places its temporary cash investments with quality financial institutions and, by policy, limits the amount of credit exposure with any one financial instrument. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At March 31, 2007, the Company had $170,047 in bank deposit accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Property and Equipment — In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets to be held and used, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future net cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
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

At March 31, 2007, the Company had a federal operating loss carryforward of approximately $1,097,000 which begin to expire in 2025.
Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2007:

2007

Deferred tax assets:
Stock-based compensation	$1,097,000

Total deferred tax assets	1,097,000
Less: Valuation Allowance	(1,097,000)

Net Deferred Tax Assets	$—

The valuation allowance for deferred tax assets as of March 31, 2007 was $1,097,000. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2007, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate for the year ended March 31, 2007 is as follows:

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

During the period ending March 31, 2007, the Company recorded a net loss of $3,133,529.   The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas drilling business.

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

APOLLO DRILLING, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	NOTE RECEIVABLE AND ADVANCES, RELATED PARTIES

At March 31, 2007 the amounts carried in note receivable and advances were considered by management to be collectible in full. In addition the related interest rates were at market and terms, and thus the amounts are stated at fair market value. Notes receivable from related parties consist of advances made to the parent, Apollo, totaling $164,775. The interest at 8% and principal are due within the next fiscal year.

4.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets as follows:

Drilling rigs and components	5-7 Years
Automobiles	5 Years

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2007	2006

Drilling rigs and components	$1,917,265	$1,926,631
Computer and office equipment	15,154	13,024
Automobiles	37,172	28,372

	1,969,591	1,968,027
Less fixed asset impairment	(168,745)	(168,745)

	1,800,846	1,799,282
Less accumulated depreciation	(103,619)	(34,102)

Total property, plant and equipment	$1,697,224	$1,765,180

Depreciation expense for the three months ended March 31, 2007 was $70,032 and $34,102 for the three months ended March 31, 2006.

The amount of drilling rigs and components is comprised of one fully operation drilling rig, two disassembled partial drilling rigs that require refurbishment and spare equipment.

5. NOTES PAYABLE

As of March 31, 2007, the Company has an outstanding note payable to First Capital dba FCC for $1,000,000, at the prime rate of interest plus 3%. This note is collateralized by the Company’s fully operational and two partial drilling rigs. This note is also collateralized by Apollo Resources International, Inc. with their 19,900,000 shares of Apollo Drilling, Inc. common stock.

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

During 2006 the company paid $100,000 to Mr. Pritchard, a director, for consulting services.
          On January 8, 2007, 44,750,000 common shares issued for $2,685,000 in services to former officers and executives of the company.
           During 2006 the Company provided drilling services to the parent totaling $532,710.

8.	STOCK OPTIONS

As of March 31, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at this time.

9.	LITIGATION

On February 13, 2007 The Cervelle Group, filed a complaint against the Company alleging breach of contract by failing to pay $20,000 and issue 10,000 shares of the Company’s common stock for services performed. The Company intends to vigorously defend this action, however the company has recorded $20,000 in accrued liabilities.

10.	SUBSEQUENT EVENTS

Effective May 1, 2007 Mr. Dennis McLaughlin resigned as Chief Executive Officer and Chairman of the Board.

Effective May 1, 2007 Mr. Jeff F. Raley was elected to the Board of Directors and to serve as Chairman and Chief Executive Officer.

Mr. Jeff F. Raley was elected to the Board of Directors and to serve as Chairman of the Company.

ITEM 2.	Management’s Discussion and Analysis.

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

Results of Operations

Due to Apollo Drilling operations beginning February 10, 2006 (Inception) and no operational activities during the 1st quarter of 2006, only three months ended March 31, 2007 operations will be discussed.

Sales

The Company recorded revenue of $532,710 for the three months ended March 31, 2007. The Company commenced operations in October 2006. The Company also provided drilling services to the parent, Apollo Resources International, Inc. totaling  $532,710 of which is included in total revenues.  The drilling services were provided to the parent at standard rates as charged to other non-related customers.
Cost of Sales

Cost of sales was $666,002 for the three months ended March 31, 2007, and consisted of drilling supplies totaling $328,515 and depreciation expense of $69,516.

Operating Expenses

Operating expenses were $2,966,824 for the three months ended March 31, 2007 and consisted primarily of  $2,726,275 in share based compensation, salaries of $42,530, insurance and consulting fees of $163,634, and miscellaneous expense of $34,385.

Other Income and Expenses

Interest expense for the three months ended March 31, 2007 totaled $33,413.
Liquidity and Capital Resources

Cash used in operating activities was $(254,098) for the three months ended March 31, 2007.  This is primarily related to startup costs incurred by the Company in fiscal 2006.

Net cash used in investing activities was $(1,563) for the three months ended March 31, 2007 due to the acquisition of property, plant and equipment.

Net cash provided by financing activities was $0, for the three months ended March 31, 2007.
During the period ending March 31, 2007, the Company recorded a net loss of $3,133,529. The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas drilling operations.

There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. As of March 31, 2007, the Company continued to seek other financing from private placements and other acquisitions to expand its operations.

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

The Company incurred a net loss of $3,133,529 for the three months ended March 31, 2007. The Company expects operating losses to continue for the foreseeable future as it incurs expenditures for future acquisitions and general business enhancement.

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

As of August 31, 2007, the Company had outstanding 222,090,000 shares of common stock, of which approximately 220,290,000 shares are still considered “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933. These restricted shares are eligible for sale under Rule 144 at various times would cause them to beneficially own more than 4.99% of the Company’s outstanding common stock, this restriction does not prevent the selling shareholders from converting and/or exercising some of their holdings, selling the shares obtained and then converting the rest of their holdings. In this way, the selling shareholders could sell more than this limit while never holding more than this limit.

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

Forward Looking Statements

Certain disclosure and analysis in this report, including information incorporated by reference, includes forward-looking statements that are subject to various risks and uncertainties. In addition to statements of historical fact, this Annual Report on Form 10-KSB contains forward-looking statements. The presentation of future aspects of Earth’s business found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Without limiting the generality of the foregoing words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to certain events, circumstances, assumptions, risks and uncertainties that may cause Earth’s actual results to be materially different from any future results expressed or implied by Earth in those statements. Some of these risks might include, but are not limited to, the following:

•  volatility or decline of Earth’s stock price;

•  potential fluctuation in quarterly results;

•  ability of Earth to earn revenues or profits;

 •  sufficiency of revenues to cover operating costs;

 •  availability and cost of raw materials;

 •  any impact of competition, competitive products, and pricing;

 •  adequacy of capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

•  ability to commercialize its technology or to make sales;

 •  overall expected growth in the alternative fuels industry;

•  changes in interest rates and capital market conditions;

•  changes in laws and other regulatory actions;

 •  acquisitions of business enterprises, including the ability to integrate acquired businesses effectively;

  •  litigation with or legal claims and allegations by outside parties; and

ITEM 3.	CONTROLS AND PROCEDURES

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

Based on managements evaluation, and as determined by the Company, there were control deficiencies that constituted material weaknesses related to internal controls over financial reporting with respect to the  preparation, review, presentation and disclosure of the consolidated statements, during the first quarter 2007.  Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective.

Subsequently, during the second quarter 2007, management implemented enhancements to Apollo Drilling’s internal controls  over financial reporting with respect to the consolidated financial statements. Apollo Drilling has created templates to be used in  financial reporting to  provide more detailed information. Also,  the disclosure processes  for testing GAAP compliance have been  improved through the utilization of GAAP checklists and implementing a process that ensures the timely review and approval  of complex accounting estimates by qualified accounting personnel.   In addition, management hired a new Chief Financial Officer and Controller.  Management has assessed the operating effectiveness of these enhanced controls and believes the material weaknesses have been remediated.  As a result, management believes there are no material inaccuracies or omissions of material fact and to the best of its knowledge, believes that the consolidated financial statements for the three months ended March 31, 2006 fairly present in all material respects the financial condition and results of operations for the Corporation in conformity with accounting principles generally accepted in the United States of America.

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

All of the changes described in the remediation of material weaknesses occurred during the second quarter of 2007.  Other than as described previously, there have not been any changes in the Company’s internal controls during 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings
On February 13, 2007 The Cervelle Group, filed a complaint against the Company alleging breach of contract by failing to pay $20,000 and issue 10,000 shares of the Company’s common stock for services performed. The Company intends to vigorously defend this action, however the company has recorded $20,000 in accrued liabilities.

Item 2.	Equity Securities and Use of Proceeds

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

Quarter Ended	High	Low

March 31, 2007	$0.06	$0.04
December 31, 2006	$0.32	$0.07
September 30, 2006	$0.40	$0.15

Holders of Record

As of August 31, 2007 there were approximately 35 holders of record of the Company’s common stock.

Dividends

The Company’s has paid no cash dividends on its common stock.

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at this time.

Description of Securities

Common Stock. at August 31, 2007, the Company had 222,840,000 shares of its common stock outstanding and 500,000,000 shares authorized. Common stock holders have full voting rights.

Preferred Stock at August 31, 2007 the Company had 15,000,000 authorized and none issued or outstanding.

As of August 31, 2007 there were 215,000,000 shares issued and outstanding to officers and directors and affiliates.

At December 31, 2006 there were no equity compensation plans approved or outstanding and no options granted or outstanding.

Change in Securities and Use of Proceeds

Changes in equity securities are as follows:

          On January 8, 2007, 44,750,000 common shares issued for $2,685,000 in services.
          On February 26, 2007, 750,000 common shares issued for $41,250 in services.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On June 12, 2006, our board of directors approved and recommended to our stockholders an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock from 250,000,000 to 400,000,000. Also on June 12, 2006, in accordance with Delaware law and our bylaws, Apollo Resources, the holder of a majority of our issued and outstanding shares of common stock, executed a written consent adopting and approving the amendment to our certificate of incorporation. The written consent of common stockholders was executed by Apollo Resources, which, as of June 12, 2006, held approximately 62% of the shares of common stock eligible to vote. The amendment to our certificate of incorporation did not become effective until filing with the Secretary of State of Delaware on July 21, 2006.

Effective June 12, 2006, our Board of Directors appointed Mr. Herbert E. Meyer as a member of our board of directors. On June 9, 2006, we entered into a consulting agreement with Mr. Meyer, pursuant to which he agreed to provide consulting services relating to energy policies, strategic planning, and such other matters as we may request. In exchange for such services, we issued Mr. Meyer, 600,000 shares of our common stock. The agreement has a two-year term but is terminable by us upon thirty days written notice.

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the year ended December 31, 2005.

Item 5.	Other Information

None

ITEM 6.	EXHIBITS

Exhibit
Number

3.1	Articles of incorporation (filed in the Company’s Form 10-SB Registration Statement filed July 6, 2004 and incorporated herein by reference).
3.2	Bylaws (filed in the Company’s Form 10-SB Registration Statement filed July 6, 2004 and incorporated herein by reference).
10.1	Term Loan and Joinder Agreement.
10.2	Reincorporation merger with and into Apollo Drilling (filed in the company’s Schedule 14 C Information on September 25, 2006, and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act on 1934.
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act on 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO DRILLING, INC.,

a Delaware Corporation (Registrant)

	By:	/s/ Jeff F. Raley
Jeff F. Raley, Chief Executive Officer

	By:	/s/ Dennis G. McLaughlin
Dennis G. McLaughlin, Director
Dated: March 7, 2008

Exhibit 31.1
CERTIFICATION
     I, Jeff F. Raley, III, Chief Executive Officer of Apollo Drilling, Inc., certify that:
     1. I have reviewed this Quarterly Report on Form 10-QSB/A of Apollo Drilling, Inc..;
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
Date:March 7, 2008

/s/ Jeff F. Raley
Jeff F. Raley
Chief Executive Officer

Exhibit 31.2
CERTIFICATION
     I, Dennis G. McLaughlin, Director of Apollo Drilling, Inc., certify that:
     1. I have reviewed this Quarterly Report on Form 10-QSB/A of Apollo Drilling, Inc..;
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
Date:March 7,2008

/s/ Dennis G. McLaughlin
Dennis G. McLaughlin
Director

Exhibit 32.1
CERTIFICATION OF PERIODIC REPORT
     I, Jeff F. Raley, Chief Executive Officer of Apollo Drilling, Inc (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to the best of my knowledge:
     (1) the Quarterly Report on Form 10-QSB/A of the Company for the three months ended March 31, 2007 (the “Report”) fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and
     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date:March 7, 2008

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

Exhibit 32.2
CERTIFICATION OF PERIODIC REPORT
     I, Dennis G. McLaughlin, Director of Apollo Drilling, Inc. (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to the best of my knowledge:
     (1) the Quarterly Report on Form 10-QSB/A of the Company for the three months ended March 31, 2007 (the “Report”) fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and
     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date:March 7, 2008

/s/ Dennis G. McLaughlin
Dennis G. McLaughlin
Director

     A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.