Form 10-Q
period 2007-06-30
APOLLO DRILLING, INC.
filed 2008-03-14
CIK 1295923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

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

  APOLLO DRILLING, INC.

FORM 10-QSB QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION

APOLLO DRILLING, INC.

BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current Assets
Cash	$516	$425,708
Inventory	451,500	451,500
Prepaid expenses and deposits	22,000	22,000
Note receivable and advances, related parties	107,710	239,776
Total Current Assets	581,726	1,138,984
Fixed Assets	1,671,889	1,765,180
TOTAL ASSETS	$2,253,615	$2,904,164

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$455,287	$184,371
Customer deposits	97,918	321,183
Notes Payable	1,000,000	1,000,000
Total Current Liabilities	$1,553,205	$1,505,554
Stockholders’ Equity
Common Stock , $.01 par value, 500,000,000 shares authorized, 222,840,000 and 177,340,000 shares issued and outstanding, respectively	222,840	177,340
Additional Paid-in-Capital	5,808,656	3,127,905
Accumulated deficit	(5,331,086)	(1,906,635)
Total Stockholders’ Equity	700,410	1,398,610
Total Liabilities and Stockholders’ Equity	$2,253,615	$2,904,164

See accompanying notes to Financial Statements

APOLLO DRILLING, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Sales Revenue	$—	$—	$532,710	$0
Cost of Goods Sold	225,607	1,450	846,863	1,450
Gross Profit	(225,607)	(1,450)	(314,154)	(1,450)

Compensation	25,000	—	67,530	—
Other selling, general and administrative (including share based compensation totaling $_____ and $0, respectively, and $2,726,251 and $0, respectively)	56,931	684,495	2,981,228	684,513
Total operating expenses	81,931	684,495	3,048,758	684,513

Net loss from operations	(307,538)	685,945	(3,362,912)	(685,963)

Other income (expense)
Interest expense	(28,128)	(3,059)	(61,539)	(3,059)
Total other income (expense)	(28,128)	(3,059)	(61,539)	(3,059)

Net loss	$(335,666)	$(689,004)	$(3,424,451)	$(689,022)

Net loss per common share
Basic and diluted:
Net loss	$(0.002)	$(0.05)	$(0.02)	$(0.06)
Weighted average shares	143,241,714	14,956,667	154,758,095	11,478,333

See Accompanying Notes to Financial Statements

APOLLO DRILLING, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Month Period Ended June 30, 2007 and 2006

 (unaudited)

	Common		Additional
	Stock	Common	Paid	Accumulated
	Shares	Stock at Par	in Capital	Deficit	Totals
Balance December 31, 2006	$177,340,000	$177,340	$3,127,905	$(1,906,635)	$1,398,610
Shares issued for services	45,500,000	45,500	2,680,751	—	2,726,251
Net loss	—	—	—	(3,424,451)	(3,424,451)

Balance June 30, 2007	$222,840,000	$222,840	$5,808,656	$(5,331,086)	$700,410
	2

See accompanying notes to consolidated financial statements

APOLLO DRILLING, INC.
STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30, 2007 and 2006

(unaudited)

	2007	2006
OPERATING ACTIVITIES
Net Loss	$(3,424,451)	$(689,022)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	95,420	—
Share-based compensation	2,726,251	550,000
Changes in assets and Liabilities:
Decrease (increase) in:
Inventory	—	(451,500)
Note receivable and advances, related parties	131,496	—
Increase (decrease) in:
Customer deposits	(223,265)	—
Accounts payable and accrued expenses	270,920	113,594
Net cash used in operating activities	(423,629)	(476,928)

INVESTING ACTIVITIES
Cash acquired in acquisition	—	3,942
Purchases of property, plant and equipment	(1,563)	(173,169)
Net cash used in investing activities	(1,563)	(169,227)

FINANCING ACTIVITIES
Repayment of notes payable	(1,000,000)
Notes payable-advances from affiliates	1,000,000	—
Increase in net borrowings	—	1,000,000
Net cash provided by financing activities	—	1,000,000

NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS	(425,192)	353,845
CASH AND CASH EQUIVALENTS — Beginning of period	425,708	58

CASH AND CASH EQUIVALENTS — End of period	$516	$353,903

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$—	$—
Income taxes paid	—	—
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

Going concern — The Company has incurred recurring net losses of which $ 3,424,451 was incurred during the six months ended June 30, 2007, raising substantial doubt about the Company’s ability to continue as a going concern. The Company plans to acquire additional rigs and maintain a high utilization rate for the rigs, through the negotiation and execution of contracts for drilling services. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company as a going concern.

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

Accounts Receivable — At June 30, 2007, the amounts carried in accounts receivable were considered by management to be collectible in full.

Allowance for Doubtful Accounts — the allowance for doubtful accounts is established through a provision for bad debts charged to expense. Trade accounts receivable are charged against the allowance for doubtful accounts when management believes that collectibility of the account is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing accounts, based on an evaluation of the collectibility of accounts, prior loss experience and current economic conditions. At June 30, 2007 receivables were believed to be fully collectible.

Inventory — Inventory balances as of June 30, 2007, consisted of drilling rig equipment totaling $0.

Concentration of Credit Risk — financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and temporary cash investments. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses. The Company places its temporary cash investments with quality financial institutions and, by policy, limits the amount of credit exposure with any one financial instrument. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At June 30, 2007, the Company had $516 in bank deposit accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

At June 30, 2007, the Company had a federal operating loss carryforward of approximately $1,214,000 which begin to expire in 2025.
Components of net deferred tax assets, including a valuation allowance, are as follows at June 30, 2007:

2007

Deferred tax assets:
Stock-based compensation	$1,214,,000

Total deferred tax assets	1,214,000
Less: Valuation Allowance	(1,214,000)

Net Deferred Tax Assets	$—

The valuation allowance for deferred tax assets as of June 30, 2007 was $1,214,000. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.

Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2007, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate for the six months ended June 30, 2007 is as follows:

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

During the period ending June 30, 2007, the Company recorded a net loss of $3,424,451.   The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas drilling business.

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

At June 30, 2007 the amounts carried in note receivable and advances were considered by management to be collectible in full. In addition the related interest rates were at market and terms, and thus the amounts are stated at fair market value. Notes receivable from related parties consist of advances made to the parent, Apollo, totaling $107,710. The interest at 8% and principal are due within the next fiscal year.

4.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

APOLLO DRILLING, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets as follows:

Drilling rigs and components	5-7 Years
Automobiles	5 Years

Property, plant and equipment consist of the following:

	June 30,	December 31,
Description	2007	2006

Drilling rigs and components	$1,636,902	$1,926,631
Computer and office equipment	15,154	13,024
Automobiles	28,372	28,372
Trailers	8,800	—

	1,689,228	1,968,027
Less fixed asset impairment		(168,745)

	2,140,728	1,799,282
Less accumulated depreciation	(17,339)	(34,102)

Total property, plant and equipment	$1,671,889	$1,765,180

Depreciation expense for the six months ended June 30, 2007 was $95,420.
The amount of drilling rigs and components is comprised of one fully operation drilling rig, two disassembled partial drilling rigs that require refurbishment and spare equipment.

5. NOTES PAYABLE

As of March 31, 2007, the Company has an outstanding note payable to an affiliate of the company  for $1,000,000, with interest at 18%. The proceeds from the affiliate were used to repay the note payable amount outstanding as of December 31, 2006 totalling $1,000,000.

7.	RELATED PARTY TRANSACTIONS

As of September 30, 2007  the Company had an outstanding $1,000,000 note payable to an affiliate of the company.
          On January 8, 2007, 44,750,000 common shares issued for $2,685,000 in services to former officers and executives of the company.
           During 2006 the Company provided drilling services to the parent totaling $532,710.

8.	STOCK OPTIONS

As of June 30, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at this time.

9.	LITIGATION

On February 13, 2007 The Cervelle Group, filed a complaint against the Company alleging breach of contract by failing to pay $20,000 and issue 10,000 shares of the Company’s common stock for services performed. The Company intends to vigorously defend this action, however the company has recorded $20,000 in accrued liabilities.

10.	SUBSEQUENT EVENTS

           Subsequent to the second quarter the company sold and leased back all drilling rigs and equipment.

           Effective May 1, 2007, Dennis McLaughlin resigned as Chief Executive Officer and Chairman of the Board.

            Effective May 1, 2007 Jeff Raley was elected to the Board of Directors and to serve as Chairman and Chief Executive Officer.

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

Results of Operations

Due to minimal operations during the six months ended June 30, 2006, only six months ended June 30, 2007 operations will be discussed.

Sales

The Company recorded revenue of $532,710 for the six months ended June 30, 2007. The Company commenced operations in October 2006. The Company provided  $532,710 drilling services to the parent, Apollo Resources International, Inc.

Cost of Sales

Cost of sales was $848,863 for the six months ended June 30, 2007, and consisted of drilling supplies $320,778, salaries $430,665, and depreciation of $95,420.

Operating Expenses

Operating expenses were $3,048,758 for the six months ended June 30, 2007 and consisted primarily of approximately $2,726,251 in share based compensation, salaries of $67,530, insurance and consulting $175,096 and miscellaneous of $79,882.

Other Income and Expenses

Interest expense for the six months ended June 30, 2007 totaled $61,539.

Liquidity and Capital Resources

Cash used by operating activities was $423,629 for the six months ended June 30, 2007.
    Net cash used in investing activities was $1,563 for the six months ended June 30, 2007 due to the acquisition of property, plant and equipment.

Net cash provided by financing activities was $0, for the six months ended June 30, 2007.
During the period ending June 30, 2007, the Company recorded a net loss of $3,424,451. The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas drilling operations.

There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. As of June 30, 2007, the Company continued to seek other financing from private placements and other acquisitions to expand its operations.

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

The Company incurred a net loss of $3,469,196 for the six months ended June 30, 2007 . The Company expects operating losses to continue for the foreseeable future as it incurs expenditures for future acquisitions and general business enhancement.

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

Forward Looking Statements

Certain disclosure and analysis in this report, including information incorporated by reference, includes forward-looking statements that are subject to various risks and uncertainties. In addition to statements of historical fact, this Annual Report on Form 10-KSB contains forward-looking statements. The presentation of future aspects of the Company’s business found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Without limiting the generality of the foregoing words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to certain events, circumstances, assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. Some of these risks might include, but are not limited to, the following:

•  volatility or decline of Apollo Drilling’s stock price;

•  potential fluctuation in quarterly results;

•  ability of Apollo Drilling’s to earn revenues or profits;

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

•  litigation with or legal claims and allegations by outside parties

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
Based on managements evaluation, and as determined by the Company, there were no control deficiencies that constituted material weaknesses related to internal controls over financial reporting with respect to the  preparation, review, presentation and disclosure of the consolidated statements, during the second quarter 2007.  Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
       During the second quarter 2007, management implemented enhancements to Apollo Drilling’s internal controls over financial reporting with respect to the consolidated financial statements. Apollo Drilling created templates to be used in financial reporting to  provide more detailed information. Also, the disclosure processes  for testing GAAP compliance have been  improved through the utilization of GAAP checklists and implementing a process that ensures the timely review and approval  of complex accounting estimates by qualified accounting personnel.  In addition, management hired a new Chief Financial Officer and Controller.  Management has assessed the operating effectiveness of these enhanced controls and believes the prior quarters material weaknesses have been remediated.  As a result, management believes there are no material inaccuracies or omissions of material fact and to the best of its knowledge, believes that the consolidated financial statements for the six months ended June 30, 2007 fairly present in all material respects the financial condition and results of operations for the Corporation in conformity with accounting principles generally accepted in the United States of America.

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

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

On February 13, 2007 The Cervelle Group, filed a complaint against the Company alleging breach of contract by failing to pay $20,000 and issue 10,000 shares of the Company’s common stock for services performed. The Company intends to vigorously defend this action; however the company has recorded $20,000 in accrued liabilities.

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

Quarter Ended	High	Low

June 30, 2007	$0.10	$0.08
March 31, 2007	$0.06	$0.04
December 31, 2006	$0.32	$0.07

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

.

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

•
the adoption of a new Certificate of Incorporation under the laws of the State of Delaware, pursuant to which our authorized capital stock will be changed from 25,000,000 shares of authorized capital stock, all of which are common stock, par value $0.001 per share, to 515,000,000 shares of authorized capital stock, consisting of 500,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of “blank check” preferred stock, par value $0.001 per share, with the right conferred upon the Board of Directors to set the dividend, voting, conversion, liquidation and other rights, as well as the qualifications, limitations and restrictions, with respect to the preferred stock as the Board of Directors may determine from time to time; and the adoption of new Bylaws under the laws of the State of Delaware.

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, for the six months ended June 30, 2007.

Item 5.	Other Information

None

ITEM 6.	EXHIBITS

Exhibit
Number		Description

**	3.1	Articles of incorporation (filed in the Company’s Form 10-SB Registration Statement filed July 6, 2004 and incorporated herein by reference).
**	3.2	Bylaws (filed in the Company’s Form 10-SB Registration Statement filed July 6, 2004 and incorporated herein by reference).
**	10.1	Term Loan and Joinder Agreement.
**	10.2	Reincorporation merger with and into Apollo Drilling (filed in the company’s Schedule 14 C Information on September 25, 2006, and incorporated herein by reference).
*	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act on 1934.
*	31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act on 1934.
*	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       * Filed herewith
    ** Previously filed

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO DRILLING, INC.,

a Delaware Corporation (Registrant)

	By:	/s/ Jeff F. Raley
Jeff F. Raley, CEO

	By:	/s/ Dennis G. McLaughlin
Dennis G. McLaughlin, Director
Date: March 14, 2008

Exhibit 31.1
CERTIFICATION
     I, Jeff F. Raley, Chief Executive Officer of Apollo Drilling, Inc., certify that:
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
Date: March 14, 2008

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
Date: March 14, 2008

/s/ Dennis G. McLaughlin
Dennis G. McLaughlin
Director

Exhibit 32.1
CERTIFICATION OF PERIODIC REPORT
     I, Jeff F. Raley, Chief Executive Officer of Apollo Drilling, Inc (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to the best of my knowledge:
     (1) the Quarterly Report on Form 10-QSB/A of the Company for the six months ended June 30, 2007 (the “Report”) fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and
     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: March 14, 2008

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

Exhibit 32.2
CERTIFICATION OF PERIODIC REPORT
     I, Dennis G. McLaughlin, Director of Apollo Drilling, Inc. (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to the best of my knowledge:
     (1) the Quarterly Report on Form 10-QSB/A of the Company for the six months ended June 30, 2007 (the “Report”) fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and
     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: March 14, 2008

/s/ Dennis G. McLaughlin
Dennis G. McLaughlin
Director

     A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.