Form 10-Q
period 2007-09-30
APOLLO DRILLING, INC.
filed 2008-03-21
CIK 1295923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

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

  APOLLO DRILLING, INC.

FORM 10-QSBA QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION

APOLLO DRILLING, INC.

BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current Assets
Cash	$409	$425,708
Inventory	451,500	451,500
Prepaid expenses and deposits	168,700	22,000
Note receivable and advances, related parties	28,633	239,776
Total Current Assets	649,242	1,138,984
Fixed Assets	1,138,672	1,765,180
TOTAL ASSETS	$1,787,914	$2,904,164

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and accrued expenses	$660,419	$184,371
Customer deposits	—	321,183
Total Other Current Liabilities	660,419	505,554
LT Notes Payable	1,000,000	1,000,000
Total Liabilities	$1,660,419	$1,505,554
Stockholders’ Equity
Common Stock , $.01 par value, 500,000,000 shares authorized, 222,840,000 and 177,340,000 shares issued and outstanding, respectively	222,840	177,340
Additional Paid-in-Capital	5,808,656	3,127,904
Accumulated deficit	(5,904,001	(1,906,634)
Total Stockholders’ Equity	127,495	1,398,610
Total Liabilities and Stockholders’ Equity	$1,787,914	$2,904,164

See accompanying notes to Financial Statements

APOLLO DRILLING, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Sales Revenue	$—	$—	$532,710	$—
Cost of Goods Sold	(99,528)	8,195	(946,391)	(9,645)
Gross Profit	(99,528)	(8,195)	(413,681)	(9,645)

Compensation	21,461	—	291,662	—
Other selling, general and administrative (including share based compensation totaling $2,726,250 and $0, respectively, for the nine months ended)	162,878	638,188	2,941,435	1,322,682
Total operating expenses	184,339	638,188	3,233,097	1,322,682

Net loss from operations	(283,867)	(646,383)	(3,646,778)	(1,332,327)

Other income (expense)
Gain/(Loss) on Sale of Assets	(251,550)	—	(251,550)
Interest expense	(37,500)	(28,750)	(99,038)	(31,809)
Total other income (expense)	(289,050)	(28,750)	(350,588)	(31,809)

Net loss	$(572,917)	$(675,133)	$(3,997,366)	$(1,364,136)

Net loss per common share
Basic and diluted:
Net loss	$(0.002)	$(0.03)	$(0.02)	$(0.09)
Weighted average shares	143,241,714	24,236,413	154,758,095	15,251,809

See Accompanying Notes to Financial Statements

APOLLO DRILLING, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Month Period Ended September 30, 2007 and 2006

(unaudited)

	Common		Additional
	Stock	Common	Paid	Accumulated
	Shares	Stock at Par	in Capital	Deficit	Totals

Balance December 31, 2006	$177,340,000	$177,340	$3,127,904	$(1,906,635)	$1,398,610
Shares issued for services	45,500,000	45,500	2,680,751	—	2,726,251
Net loss	—	—	—	(3,997,366)	(3,997,366)

Balance September 30, 2007	$222,840,000	$222,840	$5,808,656	$(5,904,001)	$127,495
	2
See accompanying notes to consolidated financial statements

APOLLO DRILLING, INC.
STATEMENTS OF CASH FLOWS
For the Nine Month Period Ended September 30, 2007 and 2006

	2007	2006
	(unaudited)
OPERATING ACTIVITIES
Net loss	$(3,997,366)	$ (1,364,136)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	127,322	935
Share-based compensation	2,726,250	800,000
Loss on sale of assets	251,550
Changes in assets and Liabilities:
Decrease (increase) in:
Inventory	—	(451,500)
Prepaid expenses and deposits	(146,700)	85,092
Note receivable and advances, related parties	211,142	—
Increase (decrease) in:
Accounts payable and accrued expenses	154,861	100,200
Affiliated company payable	(795)	(15,903)
Net cash used in operating activities	(673,736)	(845,312)

INVESTING ACTIVITIES
Cash acquired in acquisition	—	3,924
Purchases of property, plant and equipment	(1,563)	(344,500)
Proceeds from sale of equipment	250,000	—
Net cash provided by (used in) investing activities	248,437	(340,576)

FINANCING ACTIVITIES

Repayment of notes payable	(1,000,000)	—
Increase in net borrowings	1,000,000	1,000,000
Issuance of common stock	—	250,000
Net cash provided by financing activities	—	1,250,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(425,299)	64,112
CASH AND CASH EQUIVALENTS — Beginning of year	425,708	58

CASH AND CASH EQUIVALENTS — End of year	$409	$64,170

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$—	$9,688
Income taxes paid	—	—
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

Going concern — The Company incurred net losses of approximately $3,997,366 during the nine months ended September 30, 2007, raising substantial doubt about the Company’s ability to continue as a going concern. The Company plans to acquire additional rigs and maintain a high utilization rate for the rigs, through the negotiation and execution of contracts for drilling services. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company as a going concern.

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

Accounts Receivable — At September 30, 2007, the amounts carried in accounts receivable were considered by management to be collectible in full.

Allowance for Doubtful Accounts — the allowance for doubtful accounts is established through a provision for bad debts charged to expense. Trade accounts receivable are charged against the allowance for doubtful accounts when management believes that collectibility of the account is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing accounts, based on an evaluation of the collectibility of accounts, prior loss experience and current economic conditions.  At September 30, 2007receivables were believed to be fully collectible.

Inventory — Inventory balances as of September 30, 2007, consisted of drilling rig equipment totaling $451,500.

Concentration of Credit Risk — financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and temporary cash investments. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses. The Company places its temporary cash investments with quality financial institutions and, by policy, limits the amount of credit exposure with any one financial instrument. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At September 30, 2007, the Company had $ 0 in bank deposit accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

At September 30, 2007, the Company had a federal operating loss carryforward of approximately $1,400,000 which begin to expire in 2025.
Components of net deferred tax assets, including a valuation allowance, are as follows at September  30, 2007:

2007

Deferred tax assets:
Stock-based compensation	$1,400,000

Total deferred tax assets	1,400,000
Less: Valuation Allowance	(1,400,000)

Net Deferred Tax Assets	$—

The valuation allowance for deferred tax assets as of September 30, 2007 was $1,400,000. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.

Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2007, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate for the nine months ended September 30, 2007 is as follows:

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

During the period ending September 30, 2007, the Company recorded a net loss of $3,997,366.   The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas drilling business.

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

At September 30, 2007 the amounts carried in note receivable and advances were considered by management to be collectible in full. In addition the related interest rates were at market and terms, and thus the amounts are stated at fair market value. Notes receivable from related parties consist of advances made to the parent, Apollo, totaling $28,633. The interest at 8% and principal are due within the next fiscal year.

4.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

APOLLO DRILLING, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets as follows:

Drilling rigs and components	5-7 Years
Automobiles	5 Years

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2007	2006

Drilling rigs and components	$$1,135,361	$1,926,631
Computer and office equipment	15,154	13,024
Automobiles	28,372	28,372
Trailers	8,800	—

	1,187,687	1,968,027
Less fixed asset impairment		(168,745)

	1,187,687	1,799,282
Less accumulated depreciation	(49,015)	(34,102)

Total property, plant and equipment	$1,138,672	$1,765,180

Depreciation expense for the nine months ended September 30, 2007 was $127,322 and $34,102 for the year ended December 31, 2006.

The amount of drilling rigs and components is comprised of one fully operation drilling rig, two disassembled partial drilling rigs that require refurbishment and spare equipment.

5. NOTES PAYABLE

As of March 31, 2007, the Company has an outstanding note payable to an affiliate of the company  for $1,000,000, with interest at 18%. The proceeds from the affiliate were used to repay the note payable amount outstanding as of December 31, 2006 totaling $1,000,000.

7.	RELATED PARTY TRANSACTIONS

As of September 30, 2007 the Company had an outstanding $1,000,000 note payable to an affiliate of the company.
          On January 8, 2007, 44,750,000 common shares issued for $2,685,000 in services to former officers and executives of the company.
           During 2006 the Company provided drilling services to the parent totaling $532,710.

8.	STOCK OPTIONS

As of September 30, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at this time.

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

Results of Operations

Due to minimal operations during the nine months ended September 30, 2006, only nine months ended September 30, 2007 operations will be discussed.

Sales

The Company recorded revenue of $532,710 for the nine months ended September 30, 2007. The Company commenced operations in October 2006. The Company provided $532,710 drilling services to the parent, Apollo Resources International, Inc.

Cost of Sales

Cost of sales was $946,391 for the nine months ended September 30, 2007, and consisted of drilling supplies $388,404, salaries $430,665, and depreciation of $127,322.

Operating Expenses

Operating expenses were $3,233,097 for the nine months ended September 30, 2007 and consisted primarily of approximately $2,726,250 in share based compensation, salaries of $88,991, insurance and consulting $202,646 and miscellaneous of $215,210.

Other Income and Expenses

Interest expense for the nine months ended September 30, 2007 totaled $99,038.
Liquidity and Capital Resources

Cash used by operating activities was $673,736 for the nine months ended September 30, 2007.

Net cash provided by investing activities was $248,473 for the nine months ended September 30, 2007 due to the acquisition of property, plant and equipment.

Net cash provided by financing activities was $0, for the nine months ended September 30, 2007.
During the period ending September 30, 2007, the Company recorded a net loss of $3,997,366. The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its oil and gas drilling operations.

There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

The Company’s Liquidity Plan

Recent operating results give rise to concerns about the Company’s ability to generate cash flow from operations sufficient to make scheduled debt payments as they become due. As of September 30, 2007, the Company continued to seek other financing from private placements and other acquisitions to expand its operations.

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

The Company incurred a net loss of $ 4,010,416 for the nine months ended September 30, 2007. The Company expects operating losses to continue for the foreseeable future as it incurs expenditures for future acquisitions and general business enhancement.

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

As of May 22, 2007, the Company had outstanding 222,090,000 shares of common stock, of which approximately 222,840,000 shares are still considered “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933. These restricted shares are eligible for sale under Rule 144 at various times would cause them to beneficially own more than 4.99% of the Company’s outstanding common stock, this restriction does not prevent the selling shareholders from converting and/or exercising some of their holdings, selling the shares obtained and then converting the rest of their holdings. In this way, the selling shareholders could sell more than this limit while never holding more than this limit.

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

•  ability of Apollo Drilling to earn revenues or profits;

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
Based on managements evaluation, and as determined by the Company, there were no control deficiencies that constituted material weaknesses related to internal controls over financial reporting with respect to the  preparation, review, presentation and disclosure of the consolidated statements, during the third quarter 2007.  Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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

Quarter Ended	High	Low

September 30, 2007	$0.02	$0.02
June 30, 2007	$0.10	$0.08
March 31, 2007	$0.06	$0.04
December 31, 2006	$0.32	$0.07

Holders of Record

As of September 30, 2007 there were approximately 35 holders of record of the Company’s common stock.

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

Preferred Stock. At August 31, 2007 the Company had 15,000,000 authorized and none issued or outstanding.

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

On October 15, 2007 our board of directors approved and recommended to our stockholders to sell part of the drilling rigs in order to raise cash for debt and liquidity needs, and to consider the operation of oil and gas properties located in Northeastern Oklahoma.

Item 5.	Other Information

None

ITEM 6.	EXHIBITS

Exhibit
Number

**	3.1	Articles of incorporation (filed in the Company’s Form 10-SB Registration Statement filed July 6, 2004 and incorporated herein by reference).
**	3.2	Bylaws (filed in the Company’s Form 10-SB Registration Statement filed July 6, 2004 and incorporated herein by reference).
**	10.1	Term Loan and Joinder Agreement.
**	10.2	Reincorporation merger with and into Apollo Drilling (filed in the company’s Schedule 14 C Information on September 25, 2006, and incorporated herein by reference).
*	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act on 1934.
*	31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act on 1934.
*	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed	herewith
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
Dated: March 20, 2008

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
Date: March 20, 2008

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
Date: March 20, 2008

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
Date: March 20, 2008

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
Date: March 20, 2008

/s/ Dennis G. McLaughlin
Dennis G. McLaughlin
Director

     A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.